Form 10-Q
period 1995-03-22
STACEYS BUFFET INC
filed 1995-05-02
CIK 831984

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------




                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended March 22, 1995        Commission File Number 000-16791


                           STACEY'S BUFFET, INC.
                           ---------------------

          (Exact name of registrant as specified in its charter)

               FLORIDA                            59-2736736
               -------                            ----------

     (State or other jurisdiction of    (IRS employer identification no.)
     incorporation or organization)

                      801 West Bay Drive, Suite #704
                             Largo, FL  34640

        (Address of principal executive offices including zip code)

                              (813) 581-4492
           (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes  ( X )               No  (   )

The number of shares outstanding of registrants' Common Stock, par value $.01 per share, at March 22, 1995 was 14,466,089.

                           STACEY'S BUFFET, INC.

                                  INDEX
                                 -------

                      PART I:  FINANCIAL INFORMATION


                                                                 PAGE #
                                                                 ------
Item 1.   Financial Statements:

          Balance Sheets
          At March 22, 1995 and December 28, 1994                   3

          Statements of Operations
          For the Twelve Weeks Ended March 22, 1995
               and March 23, 1994                                   5

          Statement of Stockholders' Equity
          For the Twelve Weeks Ended March 22, 1995                 6

          Statements of Cash Flows
          For the Twelve Weeks Ended March 22, 1995                 7
               and March 23, 1994

          Notes to Financial Statements                             9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10


                        PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                        13

Item 2.   Changes in Securities                                    13

Item 3.   Defaults Upon Senior Securities                          13

Item 4.   Submission of Matters to a Vote of Security Holders      13

Item 5.   Other Information                                        13

Item 6.   Exhibits and Reports on Form 8-K                         13

          Signatures                                               14

                       PART I: FINANCIAL INFORMATION


Item 1:   FINANCIAL STATEMENTS
          --------------------


                           STACEY'S BUFFET, INC.


                              BALANCE SHEETS

                  At March 22, 1995 and December 28, 1994





                                                March 22,     December 28,
                                                1995             1994
                                             ____________     ____________
                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                $   100,243     $     30,207
     Short-term investments                     1,834,556          839,370
     Receivables                                   47,154           42,246
     Royalties                                    185,369          150,505
     Inventory                                    491,248          559,929
     Income tax refund receivable                       0           19,199
     Prepaid expenses and other                    87,013          362,219
                                               ----------        ---------
       Total current assets                     2,745,583        2,003,675


Property and equipment, at cost, net of
     accumulated depreciation                  17,386,126       23,649,142
Deposits and other assets                         145,101          163,143
Goodwill, net of accumulated amortization      10,947,803       11,081,797
                                              -----------      -----------
        Total Assets                          $31,224,613      $36,897,757
                                               ==========       ==========

[FN]
              See accompanying notes to financial statements

                           STACEY'S BUFFET, INC.


                                               March 22,      December 28,
                                                 1995             1994
                                              -----------     ------------
                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        $  3,053,704    $  2,565,744
     Current portion of obligations
        under capital leases                      107,719         107,719
     Notes payable                                      0         188,000
     Accrued expenses                           1,953,870       1,887,574
     Accrued rent                               1,107,292       1,968,467
     Provision for restaurant renovations
        and closings                            3,151,917       8,860,892
                                               ----------      ----------
        Total current liabilities               9,374,502      15,578,396


Obligations under capital leases,
     excluding current portion                    132,108         156,984
Other liabilities                                  43,233          47,571
                                               ----------      ----------
         Total Liabilities                      9,549,843      15,782,951
                                               ==========      ==========

Stockholders' equity:
     Common stock, $.01 par value, authorized
      25,000,000 shares, issued 14,466,089
      shares at March 22, 1995, 14,466,089 at
      December 28, 1994                           144,660         144,660
     Additional paid in capital                45,168,109      45,168,109
     Accumulated deficit                      (23,637,999)    (24,197,963)
                                              -----------     -----------
        Total stockholders' equity             21,674,770      21,114,806
                                              -----------     -----------
        Total Liabilities and Stockholders'
           Equity                             $31,224,613     $36,897,757
                                               ==========      ==========



[FN]
               See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.

                          STATEMENTS OF OPERATIONS

                            For the Twelve Weeks
                   Ended March 22, 1995 and March 23, 1994
                                 (unaudited)



                                              March 22,        March 23,
                                               1995             1994
                                          -------------    -------------

Restaurant Sales                          $ 15,314,992     $ 13,412,348

Cost of restaurant sales
 Food cost                                   5,874,978        5,118,324
 Labor cost                                  4,408,247        4,147,541
 Operating cost                              2,088,338        1,625,864
 Occupancy cost                              1,279,924        1,177,243
 Depreciation                                  503,746          400,276
                                          ------------     ------------
 Restaurant profit (loss)                    1,159,759          943,100

Selling, general and
 administrative expenses                       617,111          949,767
Amortization of Goodwill                       133,994          133,994
                                          ------------     ------------
Operating income (loss)                        408,654         (140,661)

Other income (expense)                         151,310          166,204
                                          ------------     ------------
Earnings before income taxes                   559,964           25,543

Income tax expense (benefit)                         0                0
                                          ------------     ------------
Net earnings                              $    559,964     $     25,543
                                           ===========      ===========

Net earnings per share
 of common stock:                         $        .04     $          0

Weighted average common
 and common equivalent
 shares outstanding                         14,488,530       14,389,976

[FN]
               See accompanying notes to financial statements

                                        STACEY'S BUFFET, INC.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                     For the Twelve Weeks Ended
                                           March 22, 1995
                                             (unaudited)


                                                          Additional                     Total
                                    Common Stock            Paid in      Accumulated  Stockholders
                                Shares        Amount        Capital        Deficit       Equity
                              ----------     --------     -----------   ------------   -----------
Balances at
  December 28, 1994           14,466,089     $144,660     $45,168,109   $(24,197,963)  $21,114,806


Net Earnings                           0            0               0        559,964       559,964
                              ----------     --------     -----------   ------------   -----------

Balances at
 March 22, 1995               14,466,089     $144,660     $45,168,109   $(23,637,999)  $21,674,770
                              ==========      =======      ==========    ===========    ==========




[FN]
                               See accompanying notes to financial statements

                           STACEY'S BUFFET, INC.

                          STATEMENT OF CASH FLOWS

       For the Twelve Weeks ended March 22, 1995 and March 23, 1994

                                                   1995            1994*
                                                -----------    ------------
                                                (unaudited)     (unaudited)
Cash flows from operating activities
 Net income                                    $    559,964   $     25,543
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     637,740        534,270
 Change in assets and liabilities:
  (Increase)/decrease in short-term investments    (995,186)       752,257
  (Increase) in receivables                         (39,772)      (168,756)
  Decrease in inventory                              68,681         12,727
  Decrease/(increase) in income tax refund           19,199         (8,421)
  Decrease in prepaid expenses and other assets     275,206         94,649
  (Increase)/decrease in deposits and others        (23,621)        38,854
  Increase in accounts payable                      487,960      1,078,714
  (Decrease) in accrued expenses                   (794,879)    (1,167,581)
  (Decrease) in bank overdraft                     (188,000)             0
  (Decrease) in other liabilities                    (4,338)        (3,000)
  Net cash effect of change in provision for
   restaurant renovations and closings              113,657       (764,061)

     Net cash provided by operating             -----------   ------------
         activities                                 116,611        425,195
                                                -----------   ------------
Cash flows (used) provided by investing
  activities:
   Capital expenditures, net                        (21,699)      (703,199)
                                                -----------   ------------
Cash flows from financing activities:
  Payments on capital lease obligations             (24,876)      (360,912)
  Proceeds from stock options exercised                   0          7,219
  Stock offering costs (1993 merger)                      0        (65,778)
                                                -----------   ------------
    Net cash (used) by financing
     activities                                     (24,876)      (419,471)
                                                -----------   ------------
  Net increase/(decrease) in cash                    70,036       (697,475)

Cash and cash equivalents at beginning
  of period                                          30,207      1,005,925
                                                -----------    -----------
Cash and cash equivalents at end of period     $    100,243    $   308,450
                                                ===========     ==========

[FN]
* Certain amounts as of March 23, 1994 have been reclassified to conform to the March 22, 1995 presentation.

              See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.

                           STATEMENT OF CASH FLOWS

        For the Twelve Weeks ended March 22, 1995 and March 23, 1994


                                  CONTINUED



Excluded from the March 22, 1995 statement of cash flows are the following non-cash transaction:

 - Write-off of equipment and leasehold improvements (net of accumulated depreciation) included in the provision for
   restaurant renovations and closings recorded in the year
   ended December 28, 1994.                                    $5,705,876

 - Write-off of deposits included in the provision for
   restaurant renovations and closings recorded in the year
   ended December 28, 1994.                                      $ 41,663

























               See accompanying notes to financial statements

                           STACEY'S BUFFET, INC.


                       NOTES TO FINANCIAL STATEMENTS



1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
    The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1994. The results of operations for the twelve weeks ended March 22, 1995 are not necessarily indicative of the results for the entire fiscal year ended January 3, 1996.

2. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding in each period.

3. In 1994 the Company's balance sheet included a provision of $8.9 million for the estimated cost to close certain underperforming restaurants. Effective for fiscal 1995, only exit costs are charged to this provision, whereas in 1994 and prior years, all operating losses for stores held for closure were chargeable to this provision. There were $115,200 of exit costs (primarily occupancy costs after closing) charged to this reserve during the first quarter of 1995. During the first quarter of 1994, operating losses of $459,261 were charged to this reserve.

                           STACEY'S BUFFET, INC.

   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                           RESULTS OF OPERATIONS


Results of operations for the twelve weeks ("first quarter") ended March 22, 1995, as compared to the same period last year:

RESTAURANT SALES of $15,314,992 for the quarter ended March 22, 1995 represents an increase of $1,902,644 or 14.2% from the same quarter in 1994. This increase reflects the operation of 43 restaurants during the first quarter, compared to 42 restaurants during the same quarter last year. In 1994, sales of $899,769 were excluded from reporting due to certain stores being included in the provision for closing. During the latter part of the first quarter, ten underperforming restaurants were closed, leaving 33 restaurants in operation at March 22, 1995. At the end of the first quarter, 1994, there were 37 restaurants in operation, due to the temporary closing of five restaurants.

Average weekly sales for the twelve week quarter ended March 22, 1995 were $31,774, compared to average weekly sales of $31,934 during the same period last year. A price increase of 5% was instituted midway through the first quarter of 1995 in the northeastern restaurants only. A slight decrease in average weekly sales in 1995 from last year is due largely to the isolated advertising done after the store remodeling was complete in 1994.

COST OF RESTAURANT SALES includes food, labor, and direct and indirect operating costs, including occupancy. Operating costs consist primarily of costs of supplies, utilities, maintenance, rent, real estate and personal property taxes, insurance and depreciation.

Cost of food and labor as a percentage of sales for the twelve weeks ended March 22, 1995 decreased to 67.1% from 69.1% in the same quarter, last year. This reduction was due to our constantly monitoring of costs, and providing product mix in our menus that yield more favorable results. It is also significant that costs for stores in the reserve for closings in 1994 were eliminated from the statements. If costs for these reserved stores would have been included, the costs in 1994 would have been even higher than reported. Other operating costs, including rents and depreciation, were 25.2% for the first quarter, 1995 compared to costs of 23.9% in the comparable quarter of 1994. Most of this increase in other operating costs has to do with the elimination of store reporting for reserved stores in the 1994 period.

                           STACEY'S BUFFET, INC.

   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                               (Continued)


SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $332,656 or 35% for the first quarter, 1995 as compared to the previous year. Part of this decrease is due to the first quarter of 1994 being the first quarter after the merger of Homestyle and Stacey's and the resulting overlapping of many overhead costs, which have now been eliminated. Total selling, general and administrative expenses, as a percentage of sales, was 4.0% for the first quarter of 1995, as compared to 7.1% for the first quarter of 1994. Some of the more significant cost reductions in the corporate overhead area are: bringing payroll preparation and related tax reporting in-house; reduction of audit and legal fees because of more efficient use of these outside services; elimination of some overlapping operations supervision; less overall marketing costs due to more in-house and localized advertising; elimination of consulting fees from prior management contracts; the adoption of self-funded insurance programs where we benefit from our monitored, more efficient cost controls.

Amortization of goodwill was $133,994 for the first quarter, 1995 and 1994. This non-cash expense is the result of the 1993 merger.

OTHER INCOME for the first quarter, 1995 was $151,310 compared to $166,204 in the same quarter, last year. Other income consists primarily of royalty fees earned, sales of senior citizens discount cards and interest income and expense. The major difference between the comparable periods was the interest income earned in 1994 on the $4.8 million of cash held in our accounts.

INFLATIONARY FACTORS were minimal on the operating results of the Company. Wholesale food costs have remained stable during the first quarter of 1995, and there have not been any noticeable increases in supplies and other costs.

                           STACEY'S BUFFET, INC.

   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                              (Continued)


                      LIQUIDITY AND CAPITAL RESOURCES

The principal changes in the Company's financial condition from December 28, 1994 were increases in cash and short term investments, receivables and accounts payable. Decreases since the prior year-end were in inventories, prepaid expenses, notes payable, accrued expenses, the provision for restaurant renovations and closings, capital lease obligations and other liabilities. There is adequate cash flow in the company to pay current obligations within terms. The remodeling and conversion of Homestyle Buffet restaurants to the Stacey's concept is complete.

As of March 22, 1995, Stacey's ratio of current assets to current liabilities was .29, as compared to .13 at December 28, 1994. Current liabilities include $3,151,917 for the provision for restaurant renovations and closings.

                           STACEY'S BUFFET, INC.

                        PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          The registrant is not party to any material legal proceedings.

Item 2.   Changes in Securities
          ---------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8K
          _______________________________

          a)  Exhibits:  None
          b) Reports on Form 8K: The company filed a Form 8-K on March 2, 1995 reporting Stephen J. Marrier had been named Vice Chairman and Acting CEO of Stacey's Buffet, Inc.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                   STACEY'S BUFFET, INC.
                                   (Registrant)

Date:  May 2, 1995                      Leslie A. Spang
                               --------------------------------
                                        Leslie A. Spang
                                     Chief Financial Officer