Form 10-Q
period 1995-06-14
STACEYS BUFFET INC
filed 1995-07-26
CIK 831984

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 14, 1995         Commission File Number 000-16791


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

                         801 W. Bay Drive, Suite 704
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

Yes ( X )           No (   )

The number of shares outstanding of registrants' Common Stock, par value $.01 per share, at June 14, 1995 was 14,466,089.

                            STACEY'S BUFFET, INC.

                                    INDEX
                                    ------

                        PART I:  FINANCIAL INFORMATION

                                                                 PAGE #
                                                                 ------

Item 1.   Financial Statements:

          Balance Sheets                                           3
          At June 14, 1995 and December 28, 1994

          Statements of Operations                                 5
          For the Twelve Weeks and Twenty-Four Weeks Ended
               June 14, 1995 and June 15, 1994

          Statement of Stockholders' Equity                        6
          For the Twenty-four Weeks Ended June 14, 1995

          Statements of Cash Flows                                 7
          For the Twenty-four Weeks Ended June 14, 1995
               and June 15, 1994

          Notes to Financial Statements                            9


Item 2.   Management's Discussion and Analysis of                 10
          Financial Condition and Results of Operations


                 PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                       12

Item 2.   Changes in Securities                                   12

Item 3.   Defaults Upon Senior Securities                         12

Item 4.   Submission of Matter to a Vote of Security Holders      12

Item 5.   Other Information                                       13

Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                              14

                        PART I FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                            STACEY'S BUFFET, INC.

                               BALANCE SHEETS

                   At June 14, 1995 and December 28, 1994




                                                    June 14,     December 28,
                                                      1995          1994
                                                  -----------   -------------
                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    45,515   $    30,207
  Short-term investments                            1,119,910       839,370
  Receivables                                          33,562        42,246
  Royalties                                           129,438       150,505
  Inventory                                           401,061       559,929
  Income tax refund receivable                              0        19,199
  Prepaid expenses and other                           95,278       362,219
                                                   ----------    ----------
    Total current assets                            1,824,764     2,003,675


Property and equipment, at cost, net of
  accumulated depreciation                         16,048,949    23,649,142
Deposits and other assets                             145,101       163,143
Goodwill, net of accumulated amortization          10,813,809    11,081,797
                                                   ----------    ----------

     Total Assets                                 $28,832,623   $36,897,757
                                                   ==========    ==========

[FN]
           See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.



                                                    June 14,     December 28,
                                                      1995          1994
                                                  -----------    ------------
                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 2,447,297   $ 2,565,744
  Current portion of obligations under
    capital leases                                    107,719       107,719
  Notes payable                                        58,000       188,000
  Accrued expenses                                    913,161     1,887,574
  Accrued rent                                      1,284,916     1,968,467
  Provision for restaurant renovations
    and closings                                    2,456,764     8,860,892
                                                   ----------    ----------
    Total current liabilities                       7,267,857    15,578,396



Obligations under capital leases,
    excluding current portion                         106,985       156,984
Other liabilities                                      39,819        47,571
                                                   ----------    ----------
    Total Liabilities                               7,414,661    15,782,951
                                                   ==========    ==========

Stockholders' equity:
  Common stock, $.01 par value, authorized
    25,000,000 shares, issued 14,466,089 shares
    at June 14, 1995, 14,466,089 shares at
    December 28, 1994                                 144,660       144,660
  Additional paid in capital                       45,168,109    45,168,109
  Accumulated deficit                             (23,894,807)  (24,197,963)
                                                   ----------    ----------
    Total Stockholders' Equity                     21,417,962    21,114,806
                                                   ----------    ----------

    Total Liabilities and Stockholders'
      Equity                                      $28,832,623   $36,897,757
                                                   ==========    ==========

[FN]
               See accompanying notes to financial statements

                             STACEY'S BUFFET, INC.

                           STATEMENTS OF OPERATIONS

                  For the Twelve Weeks and Twenty-Four Weeks
                    Ended June 14, 1995 and June 15, 1994
                                  (unaudited)


                             Second Quarter Ended     First Half Ended
                            June 14,    June 15,     June 14,    June 15,
                              1995        1994         1995        1994
                          -----------  -----------  -----------  -----------

Restaurant Sales          $11,342,992  $12,614,553  $26,657,984  $26,026,901

Cost of restaurant sales
  Food cost                 4,488,034    5,210,548   10,363,012   10,328,872
  Labor cost                3,399,254    4,444,507    7,807,501    8,592,048
  Operating cost            1,735,531    1,923,651    3,823,869    3,549,515
  Occupancy cost              922,983    1,132,392    2,202,907    2,309,635
  Depreciation                366,139      400,079      869,885      800,355
                           ----------   ----------   ----------   ----------
  Restaurant profit(loss)     431,051     (496,624)   1,590,810      446,476

Selling, general and
 administrative expenses      635,140      862,032    1,252,251    1,811,799
Amortization of Goodwill      133,994      133,994      267,988      267,988
                           ----------   ----------   ----------   ----------
 Operating income(loss)      (338,083)  (1,492,650)      70,571   (1,633,311)


Other income (expense)         81,275       53,589      232,585      219,793
                           ----------   ----------   ----------   ----------
 Earnings (loss) before
 income taxes                (256,808)  (1,439,061)     303,156   (1,413,518)

Income tax expense
(benefit)                           0            0            0            0


Net earnings/(loss)       $  (256,808) $(1,439,061) $   303,156  $(1,413,518)
                           ==========   ==========   ==========   ==========

Net earnings (loss) per
 share of common stock:   $      (.02) $      (.10) $       .02  $      (.10)

Weighted average common
 and common equivalent
 shares outstanding        14,466,089   14,391,446   14,568,191   14,390,711


[FN]
               See accompanying notes to financial statements

                                        STACEY'S BUFFET, INC.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                   For the Twenty-four Weeks Ended
                                            June 14, 1995
                                             (unaudited)


                                                      Additional                        Total
                                 Common Stock           Paid in     Accumulated      Stockholders
                             Shares       Amount        Capital       Deficit           Equity
                          ---------      --------     -----------   ------------     ------------
Balances at
  December 28, 1994       14,466,089     $144,660     $45,168,109   $(24,197,963)     $21,114,806


Net Earnings                       0            0               0        303,156          303,156
                          ----------      -------      ----------    -----------       ----------
Balances at
  June 14, 1995           14,466,089     $144,660     $45,168,109   $(23,894,807)     $21,417,962
                          ==========      =======      ==========    ===========       ==========


[FN]
                           See accompanying notes to financial statements

                           STACEY'S BUFFET, INC.

                         STATEMENTS OF CASH FLOWS

      For the Twenty-Four Weeks ended June 14, 1995 and June 15, 1994

                                                   1995            1994*
                                                -----------    -------------
                                                (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income(loss)                              $   303,156    $ (1,413,518)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                   1,204,400       1,316,654
  Stock paid in lieu of compensation                      0          33,750
Change in assets and liabilities:
  (Increase) Decrease in short-term investments    (280,540)      2,994,073
  Decrease (Increase) in receivables                 29,751         (23,834)
  Decrease (Increase) in inventory                  158,868         (37,928)
  Decrease (Increase) in income
    tax refund receivable                            19,199          (8,421)
  Decrease in prepaid expenses and other            266,941         240,944
  (Increase) Decrease in deposits                   (23,621)         68,005
  (Decrease) Increase in accounts payable          (118,447)        678,435
  (Decrease) in accrued expenses                 (1,657,964)       (816,547)
  (Decrease) in other liabilities                    (7,752)         (6,276)
  Net cash effect of change in provision for
    restaurant renovations and closings             361,349      (1,942,575)

      Net cash (used) provided by
          operating activities                      255,340       1,082,762
                                                 ----------     -----------
Cash flows (used) provided by investing
  activities:
  Capital expenditures, net                         (60,033)     (1,503,029)
                                                 ----------     -----------
Cash flows from financing activities:
    Payments on capital lease obligations           (49,999)       (378,168)
    Proceeds from stock options exercised                 0           7,219
    Payments on 1993 merger                               0         (65,778)
    Payments on note payable                       (130,000)              0
                                                 ----------     -----------
        Net cash (used) provided by
          financing activities                     (179,999)       (436,727)
                                                 ----------     -----------
        Net decrease in cash                         15,308        (856,994)

Cash and cash equivalents at beginning of
  period                                             30,207       1,005,925
                                                 ----------     -----------
Cash and cash equivalents at end of period      $    45,515    $    148,931
                                                 ==========     ===========

[FN]
*Certain amounts as of June 15, 1994 have been reclassified to conform to the June 14, 1995 presentation.
                 See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.

                          STATEMENTS OF CASH FLOWS

       For the Twenty-Four Weeks ended June 14, 1995 and June 15, 1994


                                  CONTINUED



Excluded from the June 14, 1995 statement of cash flows are the following non-cash transactions:

- - - Write-off of equipment and leasehold improvements (net of accumulated depreciation) included in the provision for
  restaurant renovations and closings recorded in the year
  ended December 28, 1994.                                   $6,608,743

- - - Write-off of deposits included in the provision for
  restaurant renovations and closings recorded in the year
  ended December 28, 1994.                                   $   41,663
































[FN]
               See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.


                        NOTES TO FINANCIAL STATEMENTS




1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1994. The results of operations for the twelve weeks and twenty-four weeks ended June 14, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1996.

2. Earnings (loss) per share is based on the weighted average number of common shares outstanding in each period. Due to the loss in 1994, and for the second quarter of 1995, conversion of options and warrants are not considered for those periods because of antidilution.

3. In 1994 the Company's balance sheet included a provision of $8.9 million for the estimated cost to close certain underperforming restaurants. Effective for fiscal 1995, only exit costs are charged to this provision, whereas in 1994 and prior years, all operating losses for stores held for closures were chargeable to this provision. There were $143,800 of exit costs (primarily occupancy and depreciation costs after closing) charged to this reserve during the second quarter of 1995, and $259,000 charged to this reserve for the year-to-date. Similar charges for the second quarter and year-to-date for 1994 were $448,314 and $907,575, respectfully.

                           STACEY'S BUFFET, INC.

Item 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



                           RESULTS OF OPERATIONS


Results of operations for the twelve weeks ("second quarter") and twenty-four weeks ("first half") ended June 14, 1995, as compared to the same periods last year:

RESTAURANT SALES of $11,342,992 for the quarter ended June 14, 1995 represents a decrease of $1,271,561 or 10.1% from the same quarter in 1994 and net sales of $26,657,984 for the first half represents an increase of $631,083 or 2.4%. The decrease in the second quarter reflects the operation of 31 restaurants this year, compared to 36 restaurants during the same quarter last year. Same store sales for the second quarter of 1995 were down 4% from the second quarter of 1994. Due to the first quarter elimination of twelve units in the Northeast, which had lower than average weekly sales, the average weekly sales for the second quarter of 1995 increased to $30,492, compared to $29,200 for the same quarter, 1994.

The overall increase in sales for the year-to-date, 1995 over 1994 is the result of several factors. We added three new units in Florida, which generated higher average sales volumes than the Northeast stores which were closed. Price increases in the Northeast in the late fall added to the sales increases for 1995. In addition, the extremely harsh winter of 1994 and the closings for remodelling had a negative effect on sales volumes in 1994.

COST OF RESTAURANT SALES includes food, labor, and direct operating costs, including occupancy. Direct operating costs consist primarily of costs of supplies, utilities, maintenance, rent, real estate and personal property taxes, insurance and depreciation.

Food and labor costs as a percentage of sales for the twelve and twenty-four weeks ended June 14, 1995 were 69.6% and 68.2% respectively. The comparable food and labor costs for 1994 were 76.5% and 72.7%, respectfully. The significant reduction in these costs was partially due to a slight price increase in the Northeast taken in the latter part of 1994, but the primary factor in reducing the overall costs was the constant monitoring and the scrutiny of all operating costs. We have recently instituted a strategic planning committee, comprised of top management and regional supervisors to meet periodically to review and discuss all areas of cost containment, and restaurant operations in general. A formal management training program has been initiated early in the third quarter to provide a source of experienced managers for turnover and new locations.

Total operating costs and depreciation costs as a percentage of sales for the second quarter of 1995 showed no change when compared to the same quarter of 1994. Occupancy costs as a percentage of sales decreased to 8.1% in the 1995 second quarter, compared to 9.0% in the second quarter of 1994. This improvement was derived from the elimination of 12 Northeastern restaurants with higher than average rents and related factors.

                           STACEY'S BUFFET, INC.


   Item 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                 (continued)



SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $226,892, or 26.3% for the second quarter, 1995 and by $559,548, or 30.9% for the first half of 1995 as compared to the previous year. These decreases were realized in several areas: the elimination of overlapping management from the December, 1993 merger; the reduction of some insurance costs, due to the conversion to a self-insurance program; an overall reduction in legal and auditing fees by more efficient use of these outside services; the elimination of outside payroll preparation services by going in-house with these functions.

Amortization of goodwill was $133,994 for the second quarter, 1995 and 1994. This non-cash expense is the result of the 1993 merger.


OTHER INCOME for the quarter and year-to-date, 1995 was $81,275 and $232,585, respectively, compared to $53,589 and $219,793 for the prior year. Most of the other income was from royalty fees.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the second quarter of 1995, and there have not been any noticeable increases in supplies and other costs.


                      LIQUIDITY AND CAPITAL RESOURCES


The principal changes in the Company's financial condition from December 28, 1994 were increases in cash and short term investments. Decreases since the prior year-end were in receivables, inventories, prepaid expenses, notes payable, accounts payable, accrued expenses, and the provision for restaurant closings, capital lease obligations, and other liabilities. There is adequate cash flow in the company to pay current obligations within terms.

As of June 14, 1995, Stacey's ratio of current assets to current liabilities, excluding the provision for restaurant closings, was .38, as compared to .30 at December 28, 1994. The provision for restaurant closings at June 14, 1995 is $2,456,764. This amount provides for some additional asset write-offs and the payout for lease terminations, which are payable over the next five years.

                           STACEY'S BUFFET, INC.

                        PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          The registrant is not party to any material legal proceedings.


Item 2.   Changes in Securities

          Not Applicable


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.   Submission of Matter to a Vote of Security Holders

          The annual meeting of shareholders of Stacey's Buffet, Inc. was held on May 25, 1995, for the following purposes:

          1.   To elect a Board of Directors consisting of five directors.

          2. To consider and vote upon a proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for Stacey's Buffet, Inc.

          3. To transact such other business as may properly come before the meeting or any adjournment thereof.

          Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management solicitation, and all of management's nominees for directors as listed in the proxy statement were elected.

          The election of the Board of Directors, each to serve until the next annual meeting of stockholders or as otherwise provided, was approved by the following vote:

                           STACEY'S BUFFET, INC.

                        PART II:  OTHER INFORMATION

                                 (continued)

                                          Shares Voted
                Director                     "For"

               Homer Duff                  12,377,781
               Stephen J. Marrier          12,374,356
               John F. Robenalt            12,358,836
               Scott W. Ryan               12,378,999
               Leslie A. Spang             12,379,759

          The proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for Stacey's Buffet, Inc. was approved by the following vote:

               Shares Voted        Shares Voted        Shares Voted
                  "For"              "Against"         "Abstaining"
                12,425,193            57,372               29,989


Item 5.   Other Information

          Not Applicable


Item 6.   Exhibits and Reports on Form 8K

          a)  Exhibits:  EX-27 - Financial Data Schedule
          b) Reports on Form 8K: The Company filed a Form 8-K on April 24, 1995 reporting that Stacey's Buffet, Inc. had executed or agreed in principle to settlements with landlords representing twelve restaurants that the Company has closed or intends to close.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.











                         STACEY'S BUFFET, INC.
                         (Registrant)

Date:     July 25,1995              Leslie A. Spang
                              -------------------------
                                    Leslie A. Spang
                               Chief Financial Officer