Form 10-Q
period 1995-10-04
STACEYS BUFFET INC
filed 1995-11-13
CIK 831984

     THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT
                     TO RULE 901 (d) OF REGULATION S-T



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 4, 1995       Commission File Number 000-16791
                  ---------------                              ---------

                           STACEY'S BUFFET, INC.
                           ---------------------

           (Exact name of registrant as specified in its charter)

               FLORIDA                            59-2736736
     -------------------------------    --------------------------------
     (State or other jurisdiction of    (IRS employer identification no.)
    incorporation or organization)

                        801 W. Bay Drive, Suite 704
                              Largo, FL  34640
        ----------------------------------------------------------
        (Address of principal executive offices including zip code)

                               (813) 581-4492
            ---------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ( X )           No (   )

The number of shares outstanding of registrants' Common Stock, par value $.01 per share, at October 4, 1995 was 12,466,089.

                           STACEY'S BUFFET, INC.

                                   Index

               PART I:  FINANCIAL INFORMATION

                                                                 PAGE #
                                                                 ------

Item 1.   Financial Statements:

          Balance Sheets                                           3
          At October 4, 1995 and December 28, 1994

          Statements of Operations                                 5
          For the Sixteen Weeks and Forty Weeks Ended
               October 4, 1995 and October 5, 1994

          Statement of Stockholders' Equity                        6
          For the Forty Weeks Ended October 4, 1995

          Statements of Cash Flows                                 7
          For the Forty Weeks Ended October 4, 1995
               and October 5, 1994

          Notes to Financial Statements                            9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of                      10
          Operations


                PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                       13

Item 2.   Changes in Securities                                   13

Item 3.   Defaults Upon Senior Securities                         13

Item 4.   Submission of Matter to a Vote of Security Holders      13

Item 5.   Other Information                                       13

Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                              14

                        PART I FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                           STACEY'S BUFFET, INC.

                               BALANCE SHEETS

                At October 4, 1995 and December 28, 1994


                                              October 4,    December 28,
                                                 1995           1994
                                              ---------     ----------
                                             (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $    94,181   $    30,207
  Short-term investments                         753,341       839,370
  Receivables                                     33,947        42,246
  Royalties                                       18,030       150,505
  Inventory                                      361,872       559,929
  Income tax refund receivable                         0        19,199
  Prepaid expenses and other                     210,031       362,219
                                               ---------     ---------
    Total current assets                       1,471,402     2,003,675


Property and equipment, at cost, net of
  accumulated depreciation                    12,699,634    23,649,142
Deposits and other assets                        134,894       163,143
Goodwill, net of accumulated amortization      8,693,988    11,081,797
                                               ---------    ----------

     Total Assets                            $22,999,918   $36,897,757
                                              ==========    ==========

               See accompanying notes to financial statements

                             STACEY'S BUFFET, INC.

                                              October 4,    December 28,
                                                 1995          1994
                                              ---------    -----------
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 2,880,633   $ 2,565,744
  Current portion of obligations under
    capital leases                               108,349       107,719
  Notes payable                                  100,000       188,000
  Accrued expenses                               937,438     1,887,574
  Accrued rent                                   770,434     1,968,467
  Provision for restaurant renovations
    and closings                               1,318,902     8,860,892
                                              ----------    ----------
    Total current liabilities                  6,115,756    15,578,396



Obligations under capital leases,
    excluding current portion                    104,706       156,984
Other liabilities                                 29,472        47,571
                                              ----------    ----------
    Total Liabilities                          6,249,934    15,782,951
                                              ==========    ==========

Stockholders' equity:
  Common stock, $.01 par value, authorized
    25,000,000 shares, issued 14,466,089 shares
    at October 4, 1995, 14,466,089 shares at
    December 28, 1994                            144,660       144,660
  Additional paid in capital                  45,168,109    45,168,109
  Less:  Treasury stock at cost               (2,500,000)            0
  Accumulated deficit                        (26,062,785)  (24,197,963)
                                              ----------    ----------
    Total Stockholders' Equity                16,749,984    21,114,806
                                              ----------    ----------

    Total Liabilities and Stockholders'
      Equity                                 $22,999,918   $36,897,757
                                              ==========    ==========

               See accompanying notes to financial statements

                             STACEY'S BUFFET, INC.

                           STATEMENTS OF OPERATIONS

                     for the Sixteen Weeks and Forty Weeks
                 Ended October 4, 1995 and October 5, 1994
                                  (unaudited)

                            Third Quarter Ended      Forty Weeks Ended
                          October 4,   October 5,   October 4,  October 5,
                             1995        1994         1995        1994
                          -----------  -----------  -----------  -----------
Restaurant sales          $12,276,450  $16,071,981  $38,934,434  $42,098,882
                            .
Cost of restaurant sales
  Food cost                 4,941,340    6,543,620   15,304,352   16,872,492
  Labor cost                3,858,781    5,277,243   11,666,282   13,869,291
  Operating cost            2,103,408    2,552,839    5,927,277    6,102,354
  Occupancy cost            1,196,550    1,548,004    3,399,457    3,857,639
  Depreciation                461,803      528,589    1,331,688    1,328,944
                           -----------  -----------  -----------  -----------
Restaurant profit(loss)      (285,432)    (378,314)   1,305,378       68,162

Selling, general and
 administrative expenses      756,652      810,791    2,008,903    2,622,590
Amortization of Goodwill      154,165      178,696      422,153      446,684
Provision for restaurant
closings                    1,100,000            -    1,100,000            -
                           -----------  -----------  -----------  -----------
 Operating income(loss)    (2,296,249)  (1,367,801)  (2,225,678)  (3,001,112)


Other income (expense)        128,271        1,559     360,856      221,352
                           -----------  -----------  -----------  -----------
 Earnings (loss) before
 income taxes              (2,167,978)  (1,366,242)  (1,864,822)  (2,779,760)

Income tax expense
(benefit)                      -              -            -           -
                           -----------  -----------  -----------  -----------
Net earnings/(loss)      $ (2,167,978) $(1,366,242) $(1,864,822) $(2,779,760)
                           ===========  ===========  ===========  ===========
Net earnings (loss) per
 share of common stock:  $      (.17) $      (.09) $      (.13) $      (.19)

Weighted average common
 and common equivalent
 shares outstanding         12,966,089   14,406,089   13,866,089   14,396,862


                 See accompanying notes to financial statements

                                       STACEY'S BUFFET, INC.

                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                     For the Forty Weeks Ended
                                          October 4, 1995
                                            (unaudited)



                                                Additional                                Total
                             Common Stock        Paid in     Treasury    Accumulated  Stockholders
                         Shares       Amount     Capital       Stock       Deficit       Equity
                         ------       ------    ----------    -------    -----------  ------------
Balances at
December 28, 1994      14,466,089   $144,660   $45,168,109  $      -     $(24,197,963) $21,114,806

Purchase of 2,000,000
shares                                                       (2,500,000)                (2,500,000)

Net Earnings               -           -              -          -         (1,864,822)  (1,864,822)
                       ----------   --------   -----------  -----------  -------------  -----------
Balances at
 October 4, 1995       14,466,089   $144,660   $45,168,109  $(2,500,000) $(26,062,785)  $16,749,984
                       ==========   ========   ===========  ===========  =============  ===========



                           See accompanying notes to financial statements

                                       STACEY'S BUFFET, INC.
                                     STATEMENTS OF CASH FLOWS

                   For the Forty Weeks ended October 4, 1995 and October 5, 1994

                                              1995             1994*
                                           -----------     -----------
                                           (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income(loss)                         $(1,864,822)   $ (2,779,760)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation  and amortization             1,867,698       1,873,819
  Stock paid in lieu of compensation                 0          33,750
Change in assets and liabilities:
  Decrease in short-term investments            86,029       4,455,598
  Decrease in receivables                      140,774         100,107
  Decrease (Increase) in inventory             198,057         (23,274)
  Decrease in income tax refund
    receivable                                  19,199          16,067
  Decrease in prepaid expenses and other       152,188         259,909
  (Increase) Decrease in deposits              (13,414)         90,894
  Increase in accounts payable                 314,889         785,336
  (Decrease) in accrued expenses            (2,148,169)     (1,089,767)
  (Decrease) in other liabilities              (18,099)        (13,740)
  Net cash effect of change in provision
    for restaurant renovations and closings  1,783,390      (2,136,131)
                                            -----------     -----------
      Net cash provided by
           operating activities                517,720       1,572,808
                                            -----------     -----------
Cash flows (used) provided by investing
  activities:
  Capital expenditures, net                   (314,098)     (1,981,761)
                                            -----------     -----------
Cash flows from financing activities:
    Payments on capital lease obligations      (51,648)       (416,473)
    Proceeds from stock options exercised            0           7,219
    Payments on 1993 merger                          0         (91,420)
    Payments on note payable                   (88,000)            -
                                            -----------     -----------
        Net cash (used) by
          financing activities                (139,648)       (500,674)
                                            -----------     -----------
    Net increase (decrease) in cash             63,974        (909,627)

Cash and cash equivalents at beginning of
  period                                        30,207       1,005,925
                                            -----------     -----------
Cash and cash equivalents at end of
  period                                    $   94,181     $    96,298
                                            ===========     ===========

*Certain amounts as of October 5, 1994 have been reclassified to conform to the October 4, 1995 presentation.
                       See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.

                          STATEMENTS OF CASH FLOWS

        For the Forty Weeks ended October 4, 1995 and October 5, 1994


                                  CONTINUED



Excluded from the October 4, 1995 statement of cash flows are the following non-cash transactions:

- Write-off of equipment and leasehold improvements (net of
  accumulated depreciation) included in the provision for
  restaurant renovations and closings recorded in the year
  ended December 28, 1994.                                   $9,086,695

- Write-off of deposits included in the provision for
  restaurant renovations and closings recorded in the year
  ended December 28, 1994.                                     $ 41,663

- Spin off of three restaurants to former Chairman of the
  Board for return to Company of 2 million shares of stock.  $2,500,000


























               See accompanying notes to financial statements

                            STACEY'S BUFFET, INC.

                        NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1994. The results of operations for the sixteen weeks and forty weeks ended October 4, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1996.

2. Earnings (loss) per share is based on the weighted average number of common shares outstanding in each period. Due to the loss in 1994 and 1995, conversion of options and warrants are not considered for those periods because of antidilution.

3. The Company's balance sheet at year end 1994 included a reserve of $8.9 million for the estimated cost of the Company's plan to close underperforming restaurants (the "Closing Reserve"). During 1995, the Company has closed 13 restaurants, which exceeded the Company's original plans. The Company has entered into definitive lease termination agree-ments with regard to 12 of the locations, with the remaining agreement under current negotiation. The agreements have generally involved transferring of some restaurant assets to landlords and agreements to make termination payments over the next one to five years (together, the "Settlement Costs").

    Due to the additional closings, the costs associated with such closings is now expected to exceed the original Closing Reserve by approximately $1,100,000, which amount is being charged against earnings in the third quarter of 1995.

4. During fiscal 1995, only Settlement Costs and other charges directly related to the closure of restaurants ("Exit Costs") were charged against the Closing Reserve, whereas during 1994 and prior years, operating losses for stores held for closure were charged to this reserve. Excluding asset writedowns, there were $121,000 of Exit Costs (primarily occupancy and depreciation costs after closing) charged to the Closing Reserve during the third quarter of 1995, and $380,000 charged to this reserve for the year-to-date. Similar charges for the third quarter and first three quarters of 1994 were $675,416 and $1,582,991 respectively.

5. During the third quarter of 1995, a subsidiary of the Company that owned three restaurants was spun-off to the Company's former Chairman of the Board and principal shareholder, in exchange for his return to the Company of two million shares of the Company's common stock. This transaction was tax-free to both parties under federal law, and no gain or loss was realized from an accounting perspective, although the write-off of goodwill ssociated with two of the restaurants will have the effect of reducing future amortization of goodwill by $105,600 over each of the next 18 years.

                           STACEY'S BUFFET, INC.

Item 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


Results of operations for the sixteen weeks ("third quarter") and forty weeks ended October 4, 1995, as compared to the same periods last year:

RESTAURANT SALES of $12,276,450 for the quarter ended October 4, 1995 represents a decrease of $3,795,531 or 23.6% from the same quarter in 1994 and net sales of $38,934,434 for the year-to-date represents a decrease of $3,164,448 or 7.5%. The decrease in the third quarter reflects the operation of 28 restaurants this year, compared to 36 restaurants during the same quarter last year. Same store sales for the third quarter of 1995 were down 9.0% from the third quarter of 1994. This decrease in sales was due to the remodeling and extensive advertising done in 1994 to promote the conversion of stores from Homestyle Buffet to Stacey's Buffet. Year over year store sales are typically lower when compared to a "honeymoon" year. In addition, some market cannibalization took place after the conversion of Homestyle units which shared the same market area with an existing Stacey's Buffet unit. Because of the elimination of 13 units in the Northeast, which typically had higher sales during the summer months, and the fact that the Summer is the slow season in Florida, where most of the stores are located, the average weekly sales for the third quarter of 1995 fell to $26,922 compared to $27,903 for the same quarter, 1994.

The overall decrease in sales, year-to-date, 1995 v. 1994 was due to the closing of 13 units in the Northeast and the spin-off of three units to the former Chairman of the Board.

COST OF RESTAURANT SALES includes food, labor, and direct operating costs, including occupancy. Direct operating costs consist primarily of costs of supplies, utilities, maintenance, rent, real estate and personal property taxes, insurance and depreciation.

Food and labor costs as a percentage of sales for the sixteen and forty weeks ended October 4, 1995 were 71.6% and 69.3% respectively. The comparable food and labor costs for 1994 were 73.5% and 73.0%, respectfully. The primary factor in reducing the overall costs was the constant monitoring and the scrutiny of all operating costs. We have recently instituted a strategic planning committee, comprised of top management and regional supervisors to meet periodically to review and discuss all areas of cost containment, and restaurant operations in general. A formal management training program has been initiated in the third quarter.

Total operating costs and depreciation costs as a percentage of sales for the third quarter of 1995 showed an increase to 21.0%, up from 19.2% in the same quarter of 1994. This increase is primarily a function of fixed operating costs remaining much the same, while sales were lower. Occupancy costs as a percentage of sales were relatively constant at 9.8% during the third quarter of 1995, when compared to the third quarter of 1994.

                             STACEY'S BUFFET, INC.

   Item 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

(continued)



SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $64,000 or 8.0% for the third quarter, 1995 and by $623,727 or 23.8% for the first three quarters of 1995 as compared to the previous year. These decreases were realized in several areas: the elimination of excess corporate management; a reduction in insurance costs, due to the conversion to a self-insurance program; an overall reduction in legal and auditing fees by more efficient use of these outside services; the elimination of outside payroll preparation services by going in-house with these functions.

Amortization of goodwill was $154,165 for the third quarter, 1995, down from $178,696 in 1994 because of the elimination of a portion of goodwill associated with the spin-off of stores earlier in the quarter with the former Chairman. This non-cash expense is the result of the 1993 merger.

As explained in the notes to the financial statements, the Company recorded a charge to earnings of $1,100,000 during the current quarter to reflect the cost of additional store closings made this year. This was reflected as an addition to the Provision for restaurant closings. The remaining provision is necessary to cover the cost of lease termination payments that will be made over the next five years.

OTHER INCOME for the third quarter and year-to-date, 1995 was $139,738 and $372,322 respectively, compared to $1,559 and $221,352 for the prior year. Most of the other income was from royalty fees.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the third quarter of 1995, and there have not been any noticeable increases in supplies and other costs.

                                       STACEY'S BUFFET, INC.


Item 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

(continued)



                                  LIQUIDITY AND CAPITAL RESOURCES


Cash levels dropped from the fiscal 1994 year end level by $22,055. This was not significant to the overall liquidity of the Company. There was an increase in accounts payable during the three quarters ended October 4, 1995, and an decrease in receivables, inventories, prepaid expenses, notes payable and other liabilities. These were primarily the result of downsizing the Company during the past year. A reduction of $2,148,169 in accrued liabilities since year end 1994 was the result of terminating and settling several leases and related costs, and generally operating a lower number of restaurants this year. The Company believes that cash provided by operations and the $500,000 line of credit with our bank will be adequate to meet current obligations.

As of October 4, 1995, Stacey's ratio of current assets to current liabilities, excluding the provision for restaurant closings, was .31, as compared to .30 at December 28, 1994. The provision for restaurant closings at October 4, 1995 is $1,318,902. This amount provides for the payout for lease terminations, which are payable over the next five years.

                                       STACEY'S BUFFET, INC.

                                    PART II:  OTHER INFORMATION


Item 1.    Legal Proceedings

           The registrant is not party to any material legal proceedings.


Item 2.    Changes in Securities

           Not Applicable.


Item 3.    Defaults Upon Senior Securities

           Not Applicable.


Item 4.    Submission of Matter to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not Applicable.


Item 6.    Exhibits and Reports on Form 8K

           a)  Exhibits:  EX-27 - Financial Data Schedule
           b)  Reports on Form 8K:  None

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.











                             STACEY'S BUFFET, INC.
                             --------------------
                                 (Registrant)





Date: November 13, 1995      By /s/ Leslie A. Spang
     ------------------         ----------------------
                             Chief Financial Officer