Form 10-K
period 1996-01-03
STACEYS BUFFET INC
filed 1996-04-04
CIK 831984

      THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 3, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the fiscal year ended JANUARY 3, 1996
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934For the transition period from __________to ___________

                          Commission File Number 000-16791

                               STACEY'S BUFFET, INC.
              (Exact Name of Registrant as specified in its Charter)

          FLORIDA                                         59-2736736
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

801 WEST BAY DRIVE, SUITE #704, LARGO, FL                   34640
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (813) 581-4492

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                                                   Name of each Exchange on
                Title of each class                    which Registered
                -------------------                    ----------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE              NASDAQ -- NMS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrants'common stock on the National Market System of the NASDAQ Stock Market, as of March 28, 1996 was approximately $7,699,806.

     The number of shares outstanding of registrant's common stock as of March 28, 1996 is 12,466,089 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for Annual Meeting of stockholders to be held on June 21, 1996 are incorporated by reference into
Part III of this Annual Report.

                                    PART I

BUSINESS
- --------
The Company was originally incorporated under Florida law in August, 1986 to develop and operate a chain of buffet restaurants under the name Homestyle Buffet, Inc. In December, 1993, the Company merged with a rival private buffet chain called "Stacey's Buffet," which was owned by the Stacey Lynn Group ("S-L Group"). S-L Group operated eleven buffet restaurants and licensed eight buffet restaurants, all under the name "Stacey's Buffet". S-L Group merged into Homestyle Buffet, Inc., which changed its name to "Stacey's Buffet, Inc." The senior management of S-L Group assumed control of the day-to-day operations of the Company.

The Company's restaurants, operating under the name Stacey's Buffet and Homestyle Family Buffet, offer a broad selection of American and ethnic menu items as complete meals in a self-service, fixed-price buffet format.

The Company is one of the largest chains of buffet-style restaurants in the southeastern United States. At January 3, 1996, there were nineteen company owned Stacey's Buffets located in Florida, one Homestyle Buffet located in Florida, and eight Stacey's Buffets located in the Northeastern states of New York, Pennsylvania, New Jersey, and Maryland. Additionally, there were nine licensed Stacey's Buffets located in Florida.

STACEY'S BUFFET RESTAURANT CONCEPT

The Company's restaurants feature a wide variety of menu items presented in the buffet format, providing complete meals for lunch and dinner. Lunches are currently priced at $4.77 to $5.25 and dinners from $5.90 to $7.25 depending upon the restaurant's market area and day of the week. In addition, the Company has special pricing for children ages 12 and under. Children ages 3 and under eat free. Seniors may join the Company's 60 Plus Club which gives them a discount on meals throughout the year. All of the Company's restaurants are open every day of the year, except Christmas Day. The style and decor of the restaurants is designed to provide a casual but quiet and distinctive atmosphere. The Company intends its restaurants to be particularly attractive to families and seniors. The Company actively pursues a strategy of keeping prices as low as possible while relying on volume to keep costs per customer low.

Stacey's Buffet restaurants generally offer more than 100 menu items including a garden fresh 40 item salad bar, home style soups, pizza, hand-carved roast beef, turkey or ham, a variety of hot vegetables, numerous casseroles, baked dishes, warm fresh baked breads and an extensive selection of desserts and beverages. Management believes that greater menu selection attracts more customers and provides higher sales volumes for the Company.

Most Stacey's Buffet restaurants present their menu items in a "scatter bar" format. Guests proceed to the food bars of their choice. These bars include a fresh salad bar with many choices and toppings. Other bars also offer hearty vegetables, cream soups, and pizza.

Hot food bars serve baked and fried chicken and fish, along with other entrees. Casseroles, baked dishes and special offerings change daily. Hot, fresh baked breads are distributed on the bars. They include banana nut bread, dinner rolls, corn muffins and cinnamon rolls. Guests can choose from a number of hot meat entrees, plus two carved items at dinner. A beverage bar offers milk, coffee, tea and popular soft drinks. No alcoholic beverages are served. Additionally, a separate dessert bar is offered. This bar features bread pudding, homemade cobblers, cakes, pies, and hand-dipped or soft serve ice cream.

In general, management believes that the "scatter bar" format is a preferable buffet format because the approach offers customers the choice of which food bar to go to first and greater menu item selection. The scatter bar format also allows customers to sit down before selecting their menu items. Furthermore, by allowing customers to select a specific item or items to be eaten next rather than going through the "line" before eating anything and selecting numerous items, customers are less likely to take more food than they can eat. Management also believes that customers prefer the less institutional feel and choices offered by the "scatter bar" food presentation.

RESTAURANT OPERATIONS AND CONTROLS

The Company ensures food freshness by continuous food preparation. The Company employs a quality assurance system designed to maintain the Company's high standards of quality, service and cleanliness. The Company utilizes established standards and controls to focus on the principal aspects of restaurant operations and customer satisfaction, including standards for ingredients and recipes, prepared food quality and presentation, the appearance and maintenance of premises, and employee appearance and conduct. Restaurant managers are responsible for adherence to these standards.

Ingredient specifications, recipes and preparation procedures for the Company restaurants are developed and monitored by headquarters personnel. New items will be added to the menu from time to time as either specials or regular menu items, after in-store evaluation by customers.

A typical restaurant is approximately 10,000 square feet in size, accommodating approximately 300 customers, including a banquet room for groups. Decor tends to be traditional with carpeted dining rooms and upholstered chairs and booths. Most seating is at loose tables and chairs which allow greater flexibility in seating large parties.

With the exception of Christmas Day, all Stacey's Buffet restaurants are currently open seven days a week, serving lunch from 11:00 a.m. to 4:00 p.m. and dinner from 4:00 p.m. to 8:00 or 9:00 p.m., Monday through Saturday, and dinner is served all day on Sunday from 11:00 a.m. to 8:00 p.m.

The operation of the Company's restaurants requires a general manager, two assistant managers and approximately 50 other employees, including part-time employees. Each general manager reports directly to the headquarters office. In addition to maintaining quality and service standards, general managers are responsible for employee relations, labor scheduling, determining the quantity of food and supplies needed and ordering those items from approved vendors, adherence to cost controls, and restaurant profitability. General managers and assistant managers are eligible for cash bonus awards if they meet or exceed certain performance standards.

A number of the Company's managers have had prior buffet or other restaurant experience. The Company operates in-restaurant training programs to instruct all managers in its policies and procedures and to prepare managers for new restaurant openings. The Company's President and other headquarters personnel personally oversee each opening of a new restaurant, including training, food preparation and service operation.

The Company's food and beverage ingredients and restaurant supplies are purchased from independent suppliers approved by headquarters personnel who negotiate quality specifications, delivery commitments, pricing and payment terms directly with the suppliers. Management of the Company spends considerable time and effort maintaining and improving its purchasing relationships, which it believes has contributed significantly to Stacey's Buffet's ability to operate in the competitive buffet restaurant market. The Company attempts to obtain the most favorable prices through volume discounts. Management anticipates that because of the varied menu offering at a Stacey's Buffet, it will be able to maintain flexibility in setting menus and determining daily specials based upon market opportunities. To date, Stacey's Buffet has not experienced difficulty in obtaining adequate supplies of food products meeting its quality standards at acceptable prices.

MARKET PENETRATION

The Company's primary objective is to strengthen and maximize the benefits of its strong market presence in Florida. From time to time, management may open additional restaurants on an opportunistic basis where it believes that there is substantial opportunity for success. In the past, the Company has frequently opened new locations by leasing space previously used as a restaurant or for a similar use, often buying the restaurant equipment from the prior operator, and converting to the Stacey's Buffet format. The historical cost of converting a restaurant site to a Stacey's Buffet has been approximately $150,000.

Management believes that the Company's restaurants are typically frequented by regular customers who have made a predetermined decision to dine at a particular Stacey's restaurant rather than customers who make an impulsive decision after first deciding to dine out. Stacey's has generally been able to take advantage of this fact by locating its restaurants in convenient and visible, but not the most expensive, sites.

To the extent that the Company chooses to open additional restaurants, management intends to focus expansion in existing and contiguous markets, thereby obtaining the benefit of existing name recognition, greater advertising efficiency and more management control.

COMPETITION

The restaurant business is highly competitive with respect to location, food types, quality, prices, service and decor. The business is affected by changes in eating habits of the public, and by changes in local, regional or national economic conditions, demographic trends and by factors affecting consumers' disposable income. The Company not only competes with other buffet restaurants but also with a variety of other types of restaurants. A significant number of competitors are larger restaurant chains with longer operating histories, greater name recognition and greater financial resources.

The Company's restaurants offer a wide variety of foods and beverages with no extra charge for additional helpings, in a complete meal format. The decor is informal and attractive for leisurely dining. The moderate prices are designed to attract a wide range of value conscious customers and the Company's restaurant standards and controls are intended to ensure that each diner enjoys quality food in a pleasant atmosphere.

The Company is aware that other buffet restaurants utilize a concept similar to Stacey's Buffet restaurants.

ADVERTISING AND PROMOTION

The Company budgets 1/2% of sales for advertising and promotion.
Advertising is concentrated within a 5 to 10 mile radius of the restaurant, with emphasis on billboards in strategic areas and print media. The Company targets families as well as the senior market. The Company also relies upon word-of-mouth exposure to generate customer traffic.

Each general manager of a Company restaurant is given a nominal advertising budget which will be used to promote local community advertising. All advertising must be approved by headquarters personnel.

REGULATION

The Company's restaurants must be built to comply with local and state building and zoning code requirements. The Company must operate its restaurants in accordance with local, state and federal regulations concerning food preparation and service. The Company is also subject to state and federal labor laws that govern its relationships with its employees, such as minimum wage requirements, overtime, working conditions and citizenship requirements.

EMPLOYEES

Currently, the Company employs 1,370 persons of which 18 are corporate supervisory and administrative personnel, 87 are restaurant managers or management trainees, and 1,265 are non-management restaurant employees. Approximately 40% of non-management restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced difficulty in hiring qualified employees at competitive wages. Relations with employees have been satisfactory and the Company believes its working conditions and compensation package compare favorably with its competition.

LICENSED RESTAURANTS

The Company has entered into license agreements covering certain restaurants which operate under the name "Stacey's Buffet." One licensee, Buffet Management, Inc., currently operates two restaurants located in Kissimmee and Ruskin, Florida. A second licensee is currently operating a Stacey's Buffet in Ormond Beach, Orange City and South Daytona, Florida. These three restaurants are owned and operated by separate companies, each of which is owned 50% by Mr. Homer Duff, who was formerly the Chairman of the Board of Stacey's Buffet, Inc.

The Company and Mr. Duff entered into a spin-off agreement in 1995 which transferred ownership of three restaurants to Mr. Duff in exchange for 2,000,000 shares of the Company's common stock. As part of the spin-off agreement, the company that owns these restaurants entered into a license agreement covering the Tampa, Port Richey and Winter Haven, Florida locations (the "Spun-Off Stores"). Currently two of these locations are being operated as Stacey's Buffet restaurants, but all are subject to royalty payments.

Finally, an entity owned by Mr. Duff operates one additional Stacey's Buffet restaurant, located in Chattanooga, Tennessee, under a license agreement.

Each licensee pays a royalty equal to 2% of licensee gross sales, subject to certain maximum amounts, with payments made on a monthly basis, except that the Spun--Off Stores were not required to pay royalties until January 13, 1996. Additionally, the Chattanooga restaurant is not required to pay a royalty.

Pursuant to each license agreement, the Company has control over quality and other aspects of the licensed services as well as the use of the mark, advertising and any and all matters related to the licensed services and the mark. The Company has the right of inspection of the licensed locations and has absolute discretion over the assignment or other transfer of the license to a third party.

Except with respect to monitoring and overseeing the operations of the licensed restaurants pursuant to the terms of the license agreements, management of the Company has no substantive role in the day-to-day operations and management of the licensed restaurants.

PROPERTIES

The Company's executive office is located in approximately 3,900 square feet of leased space at 801 West Bay Drive, Suite #704, Largo, Florida.

Most of the Company's current restaurants are located in leased premises in
shopping centers.   The current restaurants range in size from
approximately 7,200 to 11,600 square feet. Buffet operations typically require approximately 10,000 square feet in order to provide adequate kitchen facilities, and ample room to comfortably accommodate 300 guest at a sitting. At this size, the Company's restaurants normally experience peak periods on weekends and at special events. During slower parts of the week, banquet rooms can be closed to create a smaller, more efficient dining area. Accordingly, the Company believes that the existing facilities are appropriate and adequate to the needs of a buffet operation.

Minimum annual rents for the Company's existing restaurants range from approximately $60,000 to $184,000. In addition, most of the Company's leases contain clauses requiring the Company to pay rent calculated as a percentage of restaurant sales generally 3% to 5% above certain annual sales levels, typically $1,800,000 or more. The Company also pays operating expenses for the leased space and a portion of common area maintenance costs. The initial terms of such leases range from five to ten years, and usually contain renewal options of from five to ten years.

Leasehold improvements made by the Company usually become the property of the landlord upon expiration or termination of the lease. To date, nearly all of the Company's landlords have agreed to bear a portion of the cost of leasehold improvements. The Company owns substantially all of the equipment, furniture and fixtures in its restaurants.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended January 3,1996.


                                    PART II


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotations (NASDAQ) National Market System under the symbol "SBUF". Prior to the merger on December 13, 1993, the symbol for the Company was "HBUF". The table below represents the quarterly high and low closings prices for the Company's common stock as reported through December 31, 1995. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings , if any, in the foreseeable future for use in Company expansion. The approximate number of registered holders of record of the Company's common stock at March 28, 1996 was 751.

Calendar 1995                       Calendar 1994
- ------------                        -------------
First Quarter  $ 1 5/16  $21/32     First Quarter   $ 4 1/4   $2 15/16
Second Quarter   1 3/4     3/4      Second Quarter    3 1/4    2
Third Quarter    1 5/16    3/4      Third Quarter     2 1/4    1  9/16
Fourth Quarter    15/16    3/8      Fourth Quarter    2 1/8    1

SELECTED FINANCIAL DATA
- -----------------------

                                  Fiscal Year Ended*
                                      JANUARY 3,   December 28,  December 29,    December 30,    January 1,
                                        1996           1994           1993           1992           1992
                                        ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Restaurant sales                   $ 48,826,319   $ 54,259,025   $ 35,261,577   $ 48,933,492   $ 49,446,621
Restaurant costs                     47,887,806     54,229,714     35,239,036     48,768,782     46,621,167
                                     ----------     ----------     ----------    -----------     ----------
Restaurant profit                       938,513         29,311         22,541        164,710      2,825,454
Selling, general and
   administrative expenses            2,720,391      3,324,020      2,539,506      3,633,856      3,992,439
Amortization of goodwill                531,653        580,642         23,992           -              -
Provision for restaurant
   renovations & closings             1,750,000      2,191,881      6,025,169      6,549,325        389,444
Impairment of long-lived assets       4,475,000           -              -              -              -
Other income / (expense)                429,352        256,292        308,784       (197,501)       167,907
                                     -----------    -----------    -----------   ------------     ----------
(Loss) before income taxes           (8,109,179)    (5,810,940)    (8,257,342)   (10,215,972)     1,388,522)
Income tax (benefit)                       -              -              -          (456,000)      (533,000)
                                     -----------    -----------    -----------    -----------     ----------
Net (loss)                        $  (8,109,179)  $ (5,810,940)  $ (8,257,342)  $ (9,759,972)   $  (855,522)
                                     ===========    ===========    ===========    ===========     ==========

Net earnings /(loss) per share        $(0.60)         $(0.40)       $(1.29)         $(1.64)         $(0.14)
Weighted average common and           =======         =======       =======         =======         =======
   common equivalent shares
   outstanding                       13,522,693     14,400,640      6,418,683      5,941,979       5,906,005
                                     ==========     ==========      =========      =========       =========

                                     January 3,     December 28,   December 29,    December 30,    January 1,
                                       1996            1994           1993           1992            1992
                                       ----            ----           ----           ----            ----
BALANCE SHEET DATA:
Working capital                   $  (6,059,799)  $(13,574,721)  $ (8,234,702)   $ (10,005,990)   $ (6,147,149)
Total assets                         18,461,622     36,897,757     43,561,902       28,055,441      32,970,743
Long-term debt                           11,694        156,984        518,571          684,902         855,455
Stockholders'equity               $  10,505,627   $ 21,114,806   $ 26,904,947    $  15,286,104    $ 25,041,588

RESTAURANT DATA:
Number of Company-owned
   restaurants open at the
   end of the fiscal year                28             43             41              34              33

* Certain amounts as of December 28, 1994, December 29, 1993, December
30, 1992 and January 1, 1992 have been reclassified to conform to the January 3, 1996 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

At the end of fiscal year 1995, the Company owned and operated twenty-eight restaurants (two were included in the reserve for store closings). Additionally, there were nine licensed restaurants operating as "Stacey's Buffet", which are not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were thirteen restaurants in the Northeast closed during fiscal 1995; one new restaurant was opened in Florida and three restaurants in Florida were spun-off.

At the end of fiscal year 1994, the Company owned and operated forty-three restaurants (six were included in the reserve for closed stores). Of the forty-three restaurants, eleven were acquired in the December, 1993 merger with the Stacey Lynn Group. In addition, there were nine licensed restaurants operating as "Stacey's Buffet." There were two restaurants closed during fiscal 1994; three new restaurants were opened and one previously closed restaurant was reopened during the year. In fiscal 1993, the Company closed four restaurants. In fiscal 1994 and prior years, operating results for reserved stores were charged against the provision for restaurant renovations and closings.

A summary of financial information on the operating results of the Company's restaurants is presented in the following table.

                                             JANUARY  3,   DECEMBER 28,   DECEMBER 29,
                                               1996           1994           1993
                                               ----           ----           ----
Restaurant sales                              100.0%         100.0%         100.0%
Cost of restaurant sales:
Food cost                                      39.2%          40.0%          37.3%
Labor cost                                     30.1%          32.6%          31.1%
Operating cost                                 17.1%          15.0%          15.0%
Occupancy cost                                  8.3%           8.9%          11.6%
Depreciation and amortization                   3.4%           3.5%           5.0%
                                              ------         ------         ------
Total restaurant costs                         98.1%         100.0%         100.0%
                                              ------         ------         ------
Restaurant profit                               1.9%           0.0%           0.0%
Selling, general and administrative expenses    5.5%           6.1%           7.2%
Amortization of goodwill                        1.1%           1.1%           0.0%
Provisions for restaurant
  renovations and closings                      3.6%           4.0%          17.1%
Impairment of long-lived assets                 9.2%           0.0%           0.0%
                                              ------         ------         ------
Operating loss                                -17.5%         -11.2%         -24.3%
Other income (expense)                          0.9%           0.5%           0.9%
                                              ------         ------         ------
Loss before income taxes                      -16.6%         -10.7%         -23.4%
Income tax benefit                              0.0%           0.0%           0.0%
                                              ------         ------         ------
Net loss                                      -16.6%         -10.7%         -23.4%
                                              ======         ======         ======
Number of Company-owned restaurants
    open at end of period                       28             43             41

RESTAURANT SALES
- ----------------
Restaurant sales for fiscal 1995 were $48,826,319, which was a decrease of 10.0% compared to fiscal 1994 sales of $54,259,025. This decrease was due primarily to the closure of thirteen restaurants located in the Northeast during the year and the spin-off of three restaurants in Florida to the former Chairman. Twelve of the thirteen stores were closed during the first quarter of 1995. In addition, same store sales (stores opened at the end of 1995 that were also opened for all of 1995 and 1994) posted a 3% decrease for the year. One new location was added in Florida in the latter part of the year.

Restaurant sales for fiscal 1994 were $54,259,025, which was an increase of 53.9% over fiscal 1993 sales of $35,261,577. This increase is due primarily to the December, 1993 merger of the Stacey-Lynn Group with Homestyle Buffet, Inc. Additionally, same store sales posted a 3% increase during the year. Three new locations were added in Florida in the latter part of 1994 and one previously closed store was reopened in the middle of 1994. There were several units that were closed for a period of time, then reopened within 1994, and there were two permanent closings during 1994.


RESTAURANT COSTS
- ----------------
Restaurant costs include food, labor, operating , occupancy and depreciation and amortization expenses.

Food costs as a percentage of sales decreased from 40.0% in 1994, to 39.2% in 1995, as a result of more efficient execution of the Stacey's Buffet food program concept in 1995 compared to 1994 and the reduction is consistent with the food cost trend started after the conversion of the Homestyle stores to the Stacey's food concept in 1994. Overall, wholesale food costs have remained relatively stable during the current year.

Food costs as a percentage of sales rose from 37.3% in 1993, to 40.0% in 1994, as a result of providing a higher quantity and quality of food served by the Stacey's Buffet ("Stacey's") concept, as compared to Homestyle Buffet ("Homestyle") concept. The initial conversion of stores from Homestyle to Stacey's during the first and second quarter of 1994 resulted in higher than normal food and labor costs due to adapting to new menus, new recipes and retraining kitchen personnel.

Total labor costs as a percentage of sales decreased from 32.6% in 1994 to 30.1% in 1995. This decrease was related to improved efficiency of the Homestyle stores into the Stacey's food program and the closing of the thirteen lower volume stores in the Northeast that had higher labor costs as a percentage of sales. Total labor costs as a percentage of sales increased from 31.1% in 1993 to 32.6% in 1994. This increase was directly related to the higher volume of food prepared and served as noted above.

Operating expenses and occupancy costs consist primarily of supplies, utilities, advertising, maintenance, rent, real estate taxes, personal property taxes, property insurance and liability insurance expenses. The primary reason that operating expenses as a percentage of sales increased in 1995 to 17.1% from 15.0% in 1994 results from an increase in general liability insurance expense. Because of the relatively fixed nature of most of the operating costs, such as utilities, maintaining and cleaning the building, etc., overall operating costs as a percentage of sales had remained constant at 15.0% of sales in 1994 and 1993.

Total occupancy costs as a percentage of sales decreased from 8.9% in 1994 to 8.3% in 1995 as a result of closing the thirteen Northeast stores that had higher occupancy costs and generally lower sales volumes than the remaining stores. Actual rents and related total occupancy costs as a percentage of sales had declined from 11.6% in 1993 to 8.9% in 1994, as a result of two factors. Actual rents and related costs such as real estate taxes and common area maintenance for the eleven Stacey's Buffet's added with the 1993 merger were substantially lower than the similar occupancy factors of the original Homestyle leases. In addition, the Company was able to negotiate rent concessions in some of the old Homestyle units

Depreciation and amortization expense as a percentage of sales decreased from 3.5% in 1994 to 3.4% in 1995 as a result of the closing of the thirteen Northeast stores and the spin-off of the three Florida stores.
The closing of the thirteen Northeast stores resulted in the write-off of approximately $9,319,000 of leasehold improvements and equipment, net of accumulated depreciation and amortization. Depreciation and amortization expense as a percentage of sales had decreased from 4.9% in 1993 to 3.5% in 1994. As is the case with occupancy costs, the original Stacey's Buffet units have a much lower depreciation base than the Homestyle units. There were also some asset write-offs for closed stores that reduced the overall depreciation expense in 1994.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, general and administrative expenses decreased from $3,324,020 in 1994 to $2,720,391 in 1995 or a reduction of $603,629. As a percentage of sales, selling, general and administrative expense was reduced from 6.1% in 1994 to 5.5% in 1995. The reduction in fiscal 1995 of $603,629 is primarily related to reductions in salaries and wages, health insurance, other taxes and licenses, incentive compensation, professional fees and outside services net of increases in legal fees and travel expenses. Management expects legal fees and travel expenses will decrease in fiscal 1996 compared to 1995.

Total expenses in this category increased from $2,539,506 in 1993 to $3,324,020 in 1994. As a percentage of sales, selling, general and administrative expense was reduced from 7.2% in 1993 to 6.1% in 1994. Most of the monetary increase occurred during the first half of the year when the transition from the prior management team took place. There were overlapping management expenses, costs of combining two separate companies' office expenses and phasing out insurance costs of two companies that placed an extra burden on overhead for the first two quarters of 1994. Selling, general and administrative expenses for the 3rd and 4th quarters of 1994 averaged 5.2% of sales.


AMORTIZATION OF GOODWILL
- ------------------------
This expense category was new in 1994 as a result of the Homestyle/Stacey merger in December, 1993. Total goodwill is being amortized over 20 years. In 1995, three restaurants were spun-off as discussed above in Part I under "Licensed Restaurants". The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill. The future amortization of the remaining balance of goodwill will result in an annual charge of approximately $474,500 per year. There was not a similar charge in 1993 prior to the merger.

PROVISION FOR RESTAURANT RENOVATIONS AND CLOSINGS
- -------------------------------------------------
Because of losses and negative cash flow of certain restaurants in the Northeast, it was necessary to establish a reserve for the costs associated with closing these restaurants. These costs consist of the write-off of the net book value of assets that will not be retained and the costs of terminating long term leases. The reserve was originally established in 1990 and subsequently adjusted to reflect the current situation from year to year.

For fiscal 1995, $1,750,000 was added to the existing reserve for restaurant renovations and closings. This increase is attributable to the settlement of various lease termination agreements, revised cost estimates to settle lease obligations and two additional stores which have closed subsequent to January 3, 1996. For fiscal 1994, $2,191,881 was added to the existing reserve to cover anticipated closing costs. In 1993, the charge for store closings and renovations was $6,025,169.


IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------

During the fourth quarter ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value less the estimated selling costs.

As part of the implementation of Statement 121, all assets related to each restaurant location, including goodwill, were tested for possible impairment. As a result of this test, an impairment reserve totaling $4,475,000 has been charged against operations during the quarter ended January 3,1996.

Fair value for the long-lived assets was determined based on estimated market values for similar assets and on the expected discounted cash flows from the assets.


OTHER INCOME
- ------------
In 1995, other income and expense consists primarily of interest income and expense and royalty fees from. Income from royalty fees for 1995 was approximately $289,000. Interest income was approximately $66,000 which was offset by interest expense of $47,000 in 1995.

In 1994, other income and expense consists primarily of interest income and expense, royalty fees from franchisees, and gain or loss from sale of investments. Income from royalty fees of approximately $328,000 was partially offset by investment losses of $141,000 in 1994. Investment losses derived from the sale of intermediate term bonds that declined in value when short term interest rates rose during 1994. Interest income of approximately $102,000 was earned on those bonds during 1994, and interest expense of approximately $60,000 was incurred for 1994. Most of the other income from 1993 was due from settlements on two leases under more favorable terms than were originally reserved.


INCOME TAXES
- ------------
There was no income tax expense or benefit for 1995, 1994 and 1993 due to net operating losses for which no tax benefit is provided.

INFLATION
- ---------
During the three year period covered by this report, there were no significant commodity price increases that had a major impact on our food programs. Effective menu management helped to suppress any increases in key items. There were no increases in the minimum wage during 1995, 1994 and 1993.

The overall impact of inflation on profits was largely offset by greater volume-purchase discounts and cost reduction programs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's cash flow provided by operating activities was approximately $800,000 for fiscal 1995 compared with approximately $2,400,000 for fiscal 1994 and cash flow used in operating activities of approximately $6,700,000 in fiscal 1993. Differences between fiscal 1995 and 1994 are primarily a result of declining net income, working capital uses of cash primarily as a result of changes in accrued expenses and the provision for restaurant renovations and closings. The primary differences in fiscal 1993 cash flows used in operating activities are the working capital uses of cash primarily the reduction in short-term investments.

The Company's cash flow used in investing activities was approximately $200,000 for fiscal 1995 compared with approximately $3,000,000 for fiscal 1994 and approximately $4,600,000 in fiscal 1993. Capital expenditures for fiscal 1995 related to the costs of converting one new store that was previously operated as a Stacey's Buffet under a license agreement and the replacement costs of major renewals of restaurant equipment. The capital expenditures in 1994 relate primarily to the conversion of the Homestyle stores to Stacey's Buffet concept after the merger in December, 1993. The significant use of cash flows in investing activities in 1993 was the acquisition of S-L Group.

The Company's cash flow used in financing activities was approximately $100,000 for fiscal 1995 compared with approximately $400,000 for fiscal 1994 and cash flow provided by financing activities was approximately $11,700,000 in fiscal 1993. The primary use of cash flows used in financing activities in fiscal 1995 and fiscal 1994 was the payments under capital lease obligations. The significant cash flows provided by financing activities in 1993 was the sale of the Company's common stock issued through a rights offering to then current stockholders and a stand-by public offering.

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred used up most of the Company's cash reserves. There is $769,668 in short-term investments, which is being used to secure a $500,000 general line of credit and a $250,000 letter of credit that supports our self-funded worker's compensation and general liability insurance programs.

The Company's ratio of current assets to current liabilities at year-end 1995 was .23 compared to .13 at year-end 1994 and .50 at year-end 1993. Included in current liabilities at year-end for 1995 is $2,100,000 for the provision for restaurant renovations and closings. Approximately $800,000 of that reserve is for anticipated write-offs of equipment and leasehold improvements, which do not affect the use of cash. Included in current liabilities at year-end for 1994 is approximately $8,900,000 for the provision for restaurant renovations and closings. Approximately $6,800,000 of that reserve was for anticipated write-offs of fixed assets and leasehold improvements, which did not affect the use of cash.

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and operational losses have used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes cash flow generated from restaurant operations will be sufficient to pay debts as they become due.


                                   PART III


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The information required by these items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                   PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- ----------------------------------------------------------------
(A)  (1)  FINANCIAL STATEMENTS

     The following financial statements of Stacey's Buffet, Inc. are included in Part II, Item 8:

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          BALANCE SHEETS as of January 3, 1996 and December 28, 1994 STATEMENTS OF OPERATIONS for the years ended January 3, 1996,
              December 28, 1994, and December 29, 1993
          STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended January 3,
             1996, December 28, 1994, and December 29, 1993
          STATEMENTS OF CASH FLOWS for the years ended January 3, 1996,
             December 28, 1994, and December 29, 1993
          NOTES TO FINANCIAL STATEMENTS

     (2) OTHER SCHEDULES

     All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

     (3) EXHIBITS

     The following exhibits are either filed as part of this report or incorporated herein by reference.
     Exhibit  3.1   Articles of Incorporation, as amended (1)
     Exhibit  3.2   By Laws, as amended (2)

(B)  REPORTS ON FORM 8-K

     No Form 8-K was required to be filed during the fourth quarter, 1995.

(C)  EXHIBITS

     Exhibits to this form 10-K are attached or incorporated by reference as stated above.

(D)  NOT APPLICABLE


     (1) Filed with Annual Report on Form 10-K for fiscal year ended December 29, 1993.

     (2) Filed with Registration Statement (On Form S-4) on September 3, 1993, Registration No. 33-68418.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STACEY'S BUFFET, INC.

     Date:  April 2, 1996

                              By: Stephen J. Marrier
                              Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated

     SIGNATURE                     TITLE                          DATE
     Stephen J. Marrier       Chairman and Chief Executive       April 2, 1996
                              Officer and Director

     Scott W. Ryan            Director                           April 2, 1996

     John F. Robenalt         Director                           April 2, 1996

     Garrett B. Hunter        Director                           April 2, 1996

     Daniel J. Sullivan       Chief Financial Officer (Principal April 2, 1996
                              Financial and Accounting Officer)

                        STACEY'S BUFFET, INC.

                        Financial Statements

                January 3, 1996 and December 28, 1994

              With Independent Auditors' Report Thereon

      INDEPENDENT AUDITORS' REPORT
      ----------------------------

      The Board of Directors and Stockholders
      Stacey's Buffet, Inc.:


      We have audited the accompanying balance sheets of Stacey's Buffet, Inc. as of January 3, 1996 and December 28, 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
      An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stacey's Buffet, Inc. as of January 3, 1996 and December 28, 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note 4 to the financial statements, the Company adopted in 1995 the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed
      Of."


      KPMG PEAT MARWICK LLP


      Tampa, Florida
      March 22, 1996

                             STACEY'S BUFFET, INC.
                                Balance Sheets
                      January 3, 1996 and December 28, 1994

                                                       January 3,         December 28,
               Assets                                    1996                 1994
               ------                                    ----                 ----
Current assets:
  Cash and cash equivalents                        $     548,791               30,207
  Short-term investments                                 769,668              839,370
  Receivables                                            101,208              192,751
  Inventory                                              356,667              559,929
  Income tax refund receivable                               -                 19,199
  Prepaid expenses and other                              80,590              362,219
                                                     -----------           ----------
       Total current assets                            1,856,924            2,003,675
Property and equipment, net of
  accumulated depreciation                             7,846,665           23,649,142
Deposits and other assets                                173,545              163,143
Goodwill, net of accumulated amortization              8,584,488           11,081,797
                                                     -----------          -----------
                                                   $  18,461,622           36,897,757
                                                     ===========          ===========
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
  Accounts payable                                 $   2,416,555            2,565,744
  Checks in transit                                      572,016                 -
  Line of credit                                         175,000              188,000
  Current portion of obligations
     under capital leases                                159,704              107,719
  Accrued expenses                                     1,820,051            1,887,574
  Accrued rent                                           708,991            1,968,467
  Reserve for restaurant
     renovations and closings                          2,064,406            8,860,892
                                                     -----------          -----------
       Total current liabilities                       7,916,723           15,578,396

Obligations under capital leases,
   excluding current portion                              11,694              156,984
Other liabilities                                         27,578               47,571
                                                     -----------          -----------
       Total liabilities                               7,955,995           15,782,951

Stockholders' equity:
   Common stock, $.01 par value.  Authorized
     25,000,000 shares, issued 12,466,089 shares
     at January 3, 1996 and 14,466,089 shares at
     December 28, 1994                                   124,660              144,660
   Additional paid in capital                         42,688,109           45,168,109
   Accumulated deficit                               (32,307,142)         (24,197,963)
                                                      -----------          -----------
       Net stockholders' equity                       10,505,627           21,114,806
Commitments and contingencies
                                                     -----------          -----------
                                                   $  18,461,622           36,897,757
                                                     ===========          ===========
See accompanying notes to financial statements.

                    STACEY'S BUFFET, INC.

                  Statements of Operations

           Years ended January 3, 1996, December 28, 1994
                    and December 29, 1993

                                                January 3,    December 28,   December
                                                  1996           1994           1993
                                                  ----           ----           ----
Restaurant sales                            $   48,826,319     54,259,025     35,261,577

Cost of restaurant sales:
   Food cost                                    19,151,959     21,708,862     13,142,917
   Labor cost                                   14,690,105     17,667,224     10,961,411
   Operating cost                                8,343,591      8,121,165      5,303,069
   Occupancy cost                                4,034,199      4,831,502      4,091,102
   Depreciation and amortization                 1,667,952      1,900,961      1,740,537
                                              ------------   ------------   ------------
      Restaurant profit                            938,513         29,311         22,541
Selling, general and administrative expenses     2,720,391      3,324,020      2,539,506
Amortization of goodwill                           531,653        580,642         23,992
Provisions for restaurant renovations
  and closings                                   1,750,000      2,191,881      6,025,169
Impairment of long-lived assets                  4,475,000           -              -
                                               ------------   ------------   ------------
      Operating loss                            (8,538,531)    (6,067,232)    (8,566,126)

Other income (expense)                             429,352        256,292        308,784
                                               ------------   ------------   -----------
      Loss before income taxes                  (8,109,179)    (5,810,940)    (8,257,342

Income taxes                                          -              -              -
                                               ------------   ------------   ------------
      Net loss                              $   (8,109,179)    (5,810,940)    (8,257,342)
                                               ============   ============   ============


Net loss per share of common stock          $      (0.60)         (0.40)         (1.29)
                                                  =======        =======        =======




See accompanying notes to financial statements.

                           STACEY'S BUFFET, INC.

                     Statements of Stockholders' Equity

                Years ended January 3, 1996, December 28, 1994
                          and December 29, 1993


                                                             Additional                                       Net
                                       Common stock           paid-in       Treasury     Accumulated      stockholders'
                                    Shares      Amount        capital        stock         deficit           equity
                                    ------      --------      -------        -----         -------           ------
Balances at December 30, 1992      5,942,319  $   59,423     25,356,362        -        (10,129,681)       15,286,104

  Exercise of stock options           35,845         358         47,623        -               -               47,981

  Shares issued in connection
     with acquisition              4,000,000      40,000      7,322,000        -               -            7,362,000

  Shares issued through public
     offering                      4,225,000      42,250     11,990,415        -               -           12,032,665

  Stock issued to settle leases      153,500       1,535        349,215        -               -              350,750

  Stock issued to Directors           31,675         317         82,472        -               -               82,789

  Net loss                              -           -              -           -         (8,257,342)       (8,257,342)
                                   ----------    --------      ----------   ---------   ------------       -----------

Balances at December 29, 1993     14,388,339  $  143,883      45,148,087       -        (18,387,023)       26,904,947

  Exercise of stock options            2,750          27           7,192       -              -                 7,219

  Stock issued to officer             15,000         150          33,600       -              -                33,750

  Expenses incurred in connection
     with 1993 rights offering            -           -          (91,420)      -              -               (91,420)

  Stock issued to settle leases       60,000         600          70,650       -              -                71,250

  Net loss                              -           -               -          -         (5,810,940)       (5,810,940)
                                  ----------   ---------      ----------   ---------    ------------       -----------
Balances at December 28, 1994     14,466,089     144,660      45,168,109       -        (24,197,963)       21,114,806

  Purchase of shares                    -           -               -     (2,500,000)         -            (2,500,000)

  Retirement of treasury stock    (2,000,000)    (20,000)     (2,480,000)  2,500,000          -                 -

  Net loss                              -           -               -          -         (8,109,179)       (8,109,179)
                                  ----------   ---------      ----------   ---------    ------------       -----------
Balances at January 3, 1996       12,466,089  $  124,660      42,688,109        -       (32,307,142)        10,505,627
                                  ==========   =========      ==========   =========    ============       ===========


See accompanying notes to financial statements.

                         STACEY'S BUFFET, INC.
                       Statements of Cash Flows
               Years ended January 3, 1996, December 28, 1994
                         and December 29, 1993

                                                                    January 3,     December 28,    December 29,
                                                                      1996            1994            1993
                                                                      ----            ----            ----
Cash flow from operating activities:
  Net loss                                                      $  (8,109,179)     (5,810,940)     (8,257,342)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Other income - termination of restaurant
       leases for amount less than reserved                              -               -           (271,597)
       Depreciation and amortization                                2,384,139       2,481,603       1,764,529
       Provision for restaurant renovations and closings            1,750,000       2,191,881       6,025,169
       Provision for impairment of long-lived assets                4,475,000            -               -

       Change in assets and liabilities:
      (Increase) decrease in assets:
         Short-term investments                                        69,702       4,787,351      (5,626,721)
         Receivable                                                   (33,457)         37,263         (19,161)
         Inventory                                                    162,322         (94,437)         61,846
         Income tax refund receivable                                  19,199          37,610         277,079
         Prepaid expenses and other                                   281,629         115,696        (344,920)
         Deposits and other assets                                    (10,402)        105,895          50,343
      Increase (decrease) in liabilities:
         Accounts payable                                             422,827        (105,507)        539,435
         Line of credit                                               (13,000)        188,000            -
         Accrued expenses                                          (1,326,999)         66,201         633,117
         Other liabilities                                            (19,993)          6,765          40,806
         Reserve for restaurant renovations
            and closings                                              772,641      (1,606,156)     (1,553,343)
                                                                   -----------     -----------     -----------
            Net cash provided by (used in)
            operating activities                                      824,429       2,401,225      (6,680,760)

Cash flows from investing activities:
   Capital expenditures, net"                                        (175,705)     (2,952,843)       (215,874)
   Purchase of business                                                   -              -         (4,396,000)
   Other                                                               (7,460)           -                 -
                                                                   -----------     -----------     -----------
            Net cash used in investing activities                    (183,165)     (2,952,843)     (4,611,874)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                            -               -         11,776,627
   Proceeds from stock options exercised                                 -              7,192          47,981
   Payments on capital lease obligations                             (122,680)       (431,292)       (152,451)
                                                                   -----------     -----------     -----------
            Net cash (used in) provided by
            financing activities                                     (122,680)       (424,100)     11,672,157
                                                                   -----------     -----------     -----------
            Net (decrease) increase in cash                           518,584        (975,718)        379,523
Cash and cash equivalents at beginning of year                         30,207       1,005,925         626,402
                                                                   -----------     -----------     -----------
Cash and cash equivalents at end of year                          $   548,791          30,207       1,005,925
                                                                   ===========     ===========     ===========
                                                                                                             (Continued)

                                    2

                           STACEY'S BUFFET, INC.

                    Statements of Cash Flows,  Continued

                                                                   January 3,      December 28,    December 29,
                                                                      1996            1994            1993
                                                                      ----            ----            ----
Supplemental disclosure of cash flow information:

   Cash payments during the period for:
      Interest paid                                              $     46,849          60,735         103,622
                                                                   ==========      ==========      ==========

   Excluded from the January 3, 1996, December 28, 1994 and
      December 29, 1993 statement of cash flows are the following noncash transactions:

      Write-off of leasehold improvements and equipment
         (net of accumulated depreciation) against the
         reserve for restaurant renovations and closings         $  9,319,127       1,183,896         968,053
                                                                   ==========      ==========      ==========
      Issuance of 213,500 shares of common stock to
         landlords for lease concessions and as part
         of the settlement to terminate leases                                   $     71,250         350,750
                                                                                   ==========      ==========
      Issuance of 31,675 shares of common stock to Directors
         as part of consulting agreements                                                        $     87,789
                                                                                                   ==========
      Issuance of 15,000 shares of common stock to officer                       $     33,750
                                                                                   ==========
      Property and equipment acquired in restaurant
         acquisition in exchange for royalty receivable
         forgiveness                                             $    125,000
                                                                   ==========
      Obligations under capital leases assumed in
         restaurant acquisition                                  $     29,375
                                                                   ==========














     See accompanying notes to financial statements.

                              STACEY'S BUFFET, INC.

                         Notes to Financial Statements

                    January 3, 1996 and December 28, 1994



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
         BACKGROUND
         ----------
         Homestyle Buffet, Inc. merged with Stacey-Lynn Group, Inc. on December 13, 1993 and changed its name to Stacey's Buffet, Inc. ("the Company"). The Company operates a chain of buffet-style restaurants. The Company had twenty-eight stores open at January 3, 1996, forty-three stores open at December 28, 1994, and forty-one stores open at December 29, 1993. Thirteen restaurants were closed in 1995, three restaurants were sold, and one restaurant was acquired from a licensee. Two stores were closed and four stores were opened during 1994. In 1993, eleven restaurants were acquired as a result of the merger with Stacey-Lynn Group, Inc. and four stores were closed.

         FISCAL YEAR
         -----------
         The Company's fiscal year ends on the Wednesday nearest December 31.

         CASH AND CASH EQUIVALENTS
         -------------------------
         Cash and cash equivalents includes cash and investments with original and purchased maturities less than 90 days.

         SHORT-TERM INVESTMENTS
         ----------------------
         Short-term investments are carried at market, and consist of U.S. Treasury and corporate bonds. Substantially all of the short-term investments have been pledged as security for the Company's line of credit and a letter of credit facilities.

         INVENTORY
         ---------
         Inventory is stated at the lower of cost (first-in, first-out method) or market.

         LONG-LIVED ASSETS
         -----------------
         Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Goodwill relates to the merger with Stacey-Lynn Group, Inc. and is being amortized over 20 years.

         The Company accounts for long-lived assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the cost of long-lived assets, including goodwill, may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required,

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements


         the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow is required.

         INCOME TAXES
         ------------
         The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

         EARNINGS (LOSS) PER SHARE
         -------------------------
         Earnings (loss) per share information is computed based on the weighted average number of common shares outstanding of 13,522,693 for the year ended January 3, 1996, 14,400,640 for the year ended December 28, 1994 and 6,418,683 for the year ended December 29, 1993.

         USE OF ESTIMATES
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         RECLASSIFICATIONS
         -----------------
         Certain amounts as of December 28, 1994 and December 29, 1993 have been reclassified to conform to the January 3, 1996 presentation.

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements



(2) PROPERTY AND EQUIPMENT
    ----------------------
    Property and equipment, net of impairment reserves, consists of the following:

                                             JANUARY 3,     DECEMBER 28,   USEFUL LIVES
                                               1996            1994          IN YEARS
                                               ----            ----          --------
            Restaurant equipment          $ 10,027,140     19,433,137          5 - 12
            Leashold improvements            4,866,625     13,485,797         15 - 20
            Other equipment                    591,663        657,884            5
                                            ----------     ----------          =====
                                            15,485,428     33,576,818
            Less accumulated depreciation    7,638,763      9,927,676
                                            ----------     ----------
                                          $  7,846,665     23,649,142
                                            ==========     ==========

(3) LEASES
    ------
    The Company is obligated under capital leases for restaurant equipment that expire through 1998. The gross amount of restaurant equipment included in property and equipment at January 3, 1996, and related accumulated amortization, for equipment recorded under capital leases is as follows:

                Equipment                       $ 384,845
                Less accumulated amortization     145,607
                                                 --------
                                                $ 239,238
                                                 ========

    The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of January 3, 1996 are as follows:

                FISCAL YEAR ENDED
                -----------------
                      1996                            $ 169,237
                      1997                               10,456
                      1998                                1,860
                                                        -------
                Total minimum lease payments            181,553
                Less amount representing interest        10,155
                                                        -------
                Obligations under capital leases        171,398
                Current portion of capital lease
                   obligations                          159,704
                Capital lease obligations, less         -------
                current portion                       $  11,694
                                                        =======

    The Company's restaurants are in leased facilities. These leases are operating leases with initial terms from five to ten years with options to renew, resulting in maximum lease terms of fifteen to twenty years.

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements



    Future minimum lease payments under signed noncancelable operating leases as of January 3, 1996 are as follows:

                                                 EXISTING
                FISCAL YEAR                     FACILITIES
                -----------                     ----------
                   1996                       $  2,656,909
                   1997                          2,420,377
                   1998                          2,205,458
                   1999                          1,565,563
                   2000                          1,025,490
                Thereafter                       1,041,793
                                                ==========

    Total rent expense was approximately $3,480,000 for the year ended January 3, 1996, $4,627,000 for the year ended December 28, 1994 and $3,800,000 for the year ended December 29, 1993. Certain leases have initial free periods and annual fixed escalators which are expensed on a straight-line basis over the lease term.


(4) LONG-LIVED ASSETS
    -----------------
    During the fourth quarter ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that impairment losse be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value less the estimated selling costs.

    As part of the implementation of Statement 121, all assets related to each restaurant location, including goodwill, were tested for possible impairment. As a result of this test, an impairment reserve totaling $4,475,000 has been charged against operations during the quarter ended January 3,1996. Fair value for the long-lived assets was determined based on estimated market values for similar assets and on the expected discounted cash flows from the assets.


(5) LINE OF CREDIT
    ------- ------
    The Company executed a line of credit on June 2, 1994 to support short-term working capital requirements for $500,000. Interest is at the prime rate and payable monthly. The line is secured by short-term investments held by the Company. As of January 3, 1996, the unused line was $325,000.

                                  STACEY'S BUFFET, INC.
                             Notes to Financial Statements



(6) RESERVE FOR RESTAURANT RENOVATIONS AND CLOSINGS
    --------------------------------------------------
    The Company increased the estimated reserve for restaurant renovations and closings in the year ended December 28, 1994 by $2,191,881. The increase was attributable to revised cost estimates to settle lease obligations, the addition of several new stores targeted for closing, and the decision to hold certain stores for sale. The Company charged $2,790,052 against the reserve for the year ended December 28, 1994.

    The Company increased the estimated reserve for restaurant renovations and closings in the year ended January 3, 1996 by $1,750,000. The increase is attributable to the settlement of various lease termination agreements, revised cost estimates to settle lease obligations and two additional stores which have closed subsequent to January 3, 1996. The Company charged $8,546,486 (net of accrued rent and expenses related to closed stores) against the reserve for restaurant renovations and closings for the year ended January 3, 1996. Additionally, during the year ended January 3, 1996, the Company entered into several lease termination agreements with various landlords to facilitate the closing of unprofitable stores. These agreements are all non-interest bearing and require varying payments over the next five years.

    The balance of the reserve for restaurant renovations and closings as of January 3, 1996 of is comprised of the following:

                                               RESTAURANT
                                                CLOSINGS
                                                --------
        Lease termination agreements and
           remaining lease expense            $ 1,246,344
        Disposal of leasehold improvements
           and equipment                          818,062
                                                ---------
                                              $ 2,064,406
                                                =========

    During the year ended December 28, 1994, the results of eight restaurants were charged against the reserve for restaurant renovations and closings. During the year ended December 28, 1993, the results of seven restaurants were charged against the reserve for restaurant renovations and closings. There were no such charges against the reserve in 1995.


(7) INCOME TAXES
    ------------
    Income tax benefit attributable to loss before income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 35 percent for January 3, 1996, December 28, 1994 and December 29, 1993 to loss before income taxes as a result of the following:

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements



                                                  JANUARY 3,    DECEMBER 28,    DECEMBER 29,
                                                    1996           1994            1993
                                                    ----           ----            ----
        Computed "expected" tax benefit       $ (2,838,000)    (2,035,000)     (2,890,000)
        Increase (reduction) in income
          taxes resulting from:
            Adjustments to deferred tax
              assets and liabilities for
              enacted changes in tax laws            -              -             (86,000)
            Change in the beginning of the
              year balance of the valuation
              allowance for deferred tax
              assets allocated to income
              tax expense                        3,154,000      2,296,000       3,402,000
            State tax benefit, net of
              Federal effect                      (316,000)      (312,000)       (415,000)
            Other, net                                -            51,000         (11,000)
                                                 ---------      ---------       ---------
                                                $     -              -               -
                                                 =========      =========       =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                               JANUARY 3,      DECEMBER 28,
                                                 1996             1994

        Deferred tax assets:
           Impairment of long-lived assets     $ 1,790,000             -
           Provision for store closings            826,000        3,204,000
           Net operating loss carryforward      12,252,000        8,982,000
           Miscellaneous tax credits               120,000          120,000
           Other                                    55,000           98,000
                                                ----------       ----------
                Total gross deferred tax assets 15,043,000       12,404,000
                Less valuation allowance       (12,357,000)      (9,203,000)
                                                ----------       ----------
                Net deferred tax assets          2,686,000        3,201,000
                                                ----------       ----------

        Deferred tax liabilities:
           Property and equipment, due to
           differences in depreciation
           methods and useful lives             (2,686,000)      (3,201,000)
                                                ----------       ----------
           Net deferred tax asset              $      -                -
                                                ==========       ==========

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements



    The valuation allowance as of January 3, 1996 was $12,357,000. The net change in the total valuation allowance was an increase of $3,154,000 and $2,307,000 for the years ended January 3, 1996 and December 28, 1994, respectively. The realization of deferred tax assets is dependent upon sufficient future taxable income. Based on prior operating results, the Company has a valuation allowance of its potential net deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

    At January 3, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of $30,629,000, which is available to offset future taxable income, if any, through 2010.


(8) STOCK OPTION PLANS AND WARRANTS
    -------------------------------
    Effective February 19, 1987, an employee stock option plan was adopted for which 522,963 shares of the Company's common stock were reserved. Effective May 9, 1990, the Company adopted a second employee stock option plan for which 210,000 shares of the Company's common stock were reserved. The option prices are to be no less than the fair market value of stock at the date of grant.

    During the year ended December 29, 1993, options were granted to purchase 44,800 shares at $2.00 per share. During 1993, options to purchase 217,287 shares were canceled, and options to purchase 35,845 shares were exercised.

    During the year ended December 28, 1994, options were granted to purchase 181,750 shares at $3.00 per share, 8,000 shares at $2.31 per share, 24,500 shares at $1.56 per share and 53,500 shares at $1.04 per share. During the 1994, options to purchase 135,607 shares were canceled, and options to purchase 2,750 shares were exercised.

    During the year ended January 3, 1996, options were granted to purchase 35,500 shares at $1.50 per share and 43,500 shares at $.625 per share. During 1995, options to purchase 94,321 shares were canceled, and no options to purchase shares were exercised. Under the employee stock option plan, options vest 25% per year for four years. Options to purchase
    73,250 shares were exercisable at January 3, 1996. The vesting schedule by fiscal year for shares covered by the options is as follows:

                                FISCAL
                                 YEAR
                                 ----
                                 1996       57,250
                                 1997       53,750
                                 1998       30,125
                                 1999       19,125
                                          --------
                                           160,250
                                          ========

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statments



    As a result of the merger (see note 9), the Company has warrants outstand-ing for the purchase of 2,125,000 shares at $4.50 per share exercisable through November 1998. The Company has granted 290,000 stock options to officers that were unrelated to the employee stock option plan.

    In fiscal year 1993, the Company issued 365,000 options at $2.00 per share to certain directors for consulting services. At December 29, 1993, 239,625 options have vested. The remainder will vest in fiscal year 1994. Certain directors were also issued 31,675 shares of stock as partial compensation for consulting services.

(9) MERGER WITH STACEY-LYNN GROUP
    -----------------------------
    In 1993, the Company merged with the Stacey-Lynn Group, Inc. to form Stacey's Buffet, Inc. The purchase price paid to Stacey-Lynn Group, Inc. was $12,396,000 in cash and stock. The Company issued 4,225,000 of stock to raise capital for the merger. The Company issued $8,000,000 (4,000,000 shares valued at $2.00 a share) of stock to Stacey-Lynn Group, Inc. and paid $4,396,000 in cash in order to complete the merger. The total fair value of the assets and liabilities acquired are as follows:

                     Cash                         $    26,020
                     Accounts receivable               46,355
                     Inventory                        137,331
                     Prepaid assets                    18,302
                     Property, plant and equipment  1,179,860
                     Deposits                          58,923
                     Accounts payable and accruals   (261,671)
                     Long-term debt                   (52,120)
                                                   ----------
                                                  $ 1,153,000
                                                   ==========

    The excess purchase price over the fair market value of the assets acquired of $11,638,000 has been recorded as goodwill. Goodwill is being amortized on a straight-line basis over 20 years. The unamortized goodwill balance as of January 3, 1996 is $8,584,488.

    The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 29, 1993 as if the merger between the Company and Stacey-Lynn Group, Inc. had occurred as of beginning of the periods presented. The pro forma results are presented for purposes of additional analysis only and do not purport to present the results of operations that would have occurred had the combination been in effect for the entire periods presented or the results that may occur in the future.

                                  STACEY'S BUFFET, INC.

                             Notes to Financial Statements



                                               DECEMBER 29,
                                                  1993
                                                  ----
                Restaurant sales              $ 54,614,042
                                                ==========

                Net loss                      $ (6,721,155)
                                                ==========

                Net loss per share            $    (.47)
                                                ==========

(10)RELATED PARTIES
    ---------------
    During 1995, the Company and its former Chairman and Chief Executive Officer ("former Officer"), agreed to a spin-off of three restaurants in exchange for 2,000,000 shares of the Company's common stock. The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill. The former Officer entered into a license agreement to operate the stores under the Stacey's name using the buffet concept which requires the payment of a two percent royalty after six months of operations. As part of the transaction, former Officer granted the Board of Directors the right to direct the voting of his remaining 2,000,000 shares through 1998.


(11)CONTINGENCIES
    -------------
    The Company has various pending claims incurred in the ordinary course of business which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.


(12)LIQUIDITY
    ---------
    The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes that cash flow provided by restaurant operations will be sufficient to pay debts as they become due.