Form 10-Q
period 1996-03-27
STACEYS BUFFET INC
filed 1996-05-13
CIK 831984

		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


				  FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 27, 1996.


/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to ___________


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



   The number of shares outstanding of registrant's common stock as of May 10, 1996 was 12,466,089 shares.

			STACEY'S BUFFET, INC.

			       INDEX


							  PAGE #
    PART I:  FINANCIAL INFORMATION                        ------

    Item 1.     Financial Statements:

    Balance Sheets as of March 27, 1996 and
      January 3, 1996 ....................................   3

    Statements of Operations for the Twelve Weeks
      Ended March 27, 1996 and March 22, 1995 ............   4

    Statements of Stockholders' Equity for the Twelve
      Weeks Ended March 27, 1996 and March 22, 1995 ......   5

    Statements of Cash Flows for the Twelve Weeks
      Ended March 27, 1996 and March 22, 1995 ............   6

    Notes to Financial Statements ........................   8

    Item 2.

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................   9


    PART II:  OTHER INFORMATION

    Item 1.  Legal Proceedings ...........................   11

    Item 2.  Changes in Securities .......................   11

    Item 3.  Defaults Upon Senior Securities .............   11

    Item 4.  Submission of Matters to a Vote of
		Security Holders .........................   11

    Item 5.  Other Information ...........................   11

    Item 6.  Exhibits and Reports on Form 8-K ............   11

    Signatures ...........................................   12

			     STACEY'S BUFFET, INC.
				Balance Sheets
		       March 27, 1996 and January 3, 1996
				  (Unaudited)

						March 27,       January 3,
	    Assets                                1996             1996
	    ------                               ------           ------
Current assets:
   Cash and cash equivalents                $    343,514          548,791
   Short-term investments                        780,561          769,668
   Receivables                                   151,449          101,208
   Inventory                                     373,798          356,667
   Prepaid expenses and other                     67,328           80,590
					      ----------       ----------
      Total current assets                     1,716,650        1,856,924

Property and equipment, net of
   accumulated depreciation                    7,744,056        7,846,665
Deposits and other assets                        173,545          173,545
Goodwill, net of accumulated amortization      8,474,988        8,584,488
					      ----------       ----------
					    $ 18,109,239       18,461,622

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable                         $  2,135,626        2,988,571
   Line of credit                                   -             175,000
   Current portion of obligations under
      capital leases                             140,637          159,704
   Accrued expenses                            1,937,445        1,820,051
   Accrued rent                                  652,763          708,991
   Reserve for restaurant renovations
      and closings                             1,914,678        2,064,406
					      ----------       ----------
      Total current liabilities                6,781,149        7,916,723

Obligations under capital leases, excluding
	current portion                            8,711           11,694
Other liabilities                                 24,737           27,578
					      ----------       ----------
      Total liabilities                        6,814,597        7,955,995

Stockholders' equity:
   Common stock, $.01 par value.  Authorized
      25,000,000 shares; issued 12,466,089
      shares at March 27, 1996 and January
      3, 1996                                    124,660          124,660
   Additional paid in capital                 42,688,109       42,688,109
   Accumulated deficit                       (31,518,127)     (32,307,142)
					      ----------       ----------
      Net stockholders' equity                11,294,642       10,505,627
Commitments and contingencies
					      ----------       ----------
					    $ 18,109,239       18,461,622
					      ==========       ==========
See accompanying notes to financial statements.

				     3

			 STACEY'S BUFFET, INC.

		       Statements of Operations

	      For the Twelve Weeks Ended March 27, 1996
			 and March 22, 1995
			     (Unaudited)

					     March 27,         March 22,
					       1996              1995
					      ------            ------
Restaurant sales                        $   11,195,694        15,314,992

Cost of restaurant sales:
   Food cost                                 4,126,431         5,874,978
   Labor cost                                3,130,152         4,408,247
   Operating cost                            1,584,850         2,088,338
   Occupancy cost                              745,718         1,279,924
   Depreciation and amortization               205,370           503,746
					    ----------        ----------
      Restaurant profit                      1,403,173         1,159,759

Selling, general and administrative
   expenses                                    602,830           617,111
Amortization of goodwill                       109,500           133,994
					    ----------        ----------
      Operating income                         690,843           408,654

Other income (expense)                          98,172           151,310
					    ----------        ----------
      Earnings before income taxes             789,015           559,964

Income taxes                                      -                 -
					    ----------        ----------
      Net earnings                      $      789,015           559,964
					    ==========        ==========


Net earnings per share of common stock  $         0.06              0.04
						======            ======



See accompanying notes to financial statments.

				  4

       5                               STACEY'S BUFFET, INC.

				Statements of Stockholders' Equity

			   For the Twelve Weeks Ended March 27, 1996
					and March 22, 1995
					    (Unaudited)

				     Common Stock             Additional                          Net
				 --------------------           paid-in        Accumulated    stockholders'
				 Shares         Amount          capital          deficit         equity
			       ----------     ----------      ----------       ----------      ----------
Balances at January 3, 1996    12,466,089    $   124,660      42,688,109      (32,307,142)     10,505,627

  Net earnings                       -              -               -             789,015         789,015
			       ----------      ---------      ----------       ----------      ----------
Balances at March 27, 1996     12,466,089    $   124,660      42,688,109      (31,518,127)     11,294,642
			       ==========      =========      ==========       ==========      ==========


				     Common Stock             Additional                          Net
				 --------------------           paid-in        Accumulated    stockholders'
				 Shares         Amount          capital          deficit         equity
			       ----------     ----------      ----------       ----------      ----------
Balances at December 27, 1994  14,466,089    $   144,660      45,168,109      (24,197,963)     21,114,806

  Net earnings                       -              -               -             559,964         559,964
			       ----------      ---------      ----------       ----------      ----------
Balances at March 22, 1995     14,466,089    $   144,660      45,168,109      (23,637,999)     21,674,770
			       ==========      =========      ==========       ==========      ==========




See accompanying notes to financial staements.

						 5

			    STACEY'S BUFFET, INC.

			  Statements of Cash Flows

		 For the Twelve Weeks Ended March 27, 1996
			      and March 22, 1995
				  (Unaudited)

						       March 27,     March 22,
							 1996          1995
Cash flow from operating activities:                    ------        ------
   Net earnings                                      $   789,015      559,964
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
	Depreciation and amortization                    379,275      637,740
	Change in assets and liabilities:
	  (Increase) decrease in assets:
	    Short-term investments                       (10,893)    (995,186)
	    Receivables                                  (50,241)     (39,772)
	    Inventory                                    (17,131)      68,681
	    Income tax refund receivable                    -          19,199
	    Prepaid expenses and other                    13,262      275,206
	    Deposits and other assets                       -         (23,621)
	  Increase (decrease) in liabilities:
	    Accounts payable                            (852,945)     487,960
	    Line of credit                              (175,000)    (188,000)
	    Accrued expenses                              61,166     (794,879)
	    Other liabilities                             (2,841)      (4,338)
	    Reserve for restaurant renovations
	      and closings, net                         (149,728)     113,657
						       ---------    ---------
	      Net cash provided by (used in)
		 operating activities                    (16,061)     116,611

Cash flows from investing activities:
   Capital expenditures, net                            (167,166)     (21,699)
						       ---------    ---------
	      Net cash used in investing activities     (167,166)     (21,699)

Cash flows from financing activities:
   Payments on capital lease obligations                 (22,050)     (24,876)
						       ---------    ---------
	      Net cash (used in) provided by
		financing activities                     (22,050)     (24,876)
						       ---------    ---------
	      Net (decrease) increase in cash           (205,277)      70,036

Cash and cash equivalents at beginning of period         548,791       30,207
						       ---------    ---------
Cash and cash equivalents at end of period           $   343,514      100,243
						       =========    =========
								   (Continued)

			    STACEY'S BUFFET, INC.

						       March 27,     March 22,
							 1996          1995
Supplemental disclosure of cash flow information:       ------        ------
   Cash payments during the period for:
     Interest paid                                   $     6,856       14,892
						      ==========    =========

   Excluded from the March 27, 1996, and March 22,
     1995 statement of cash flows are the following noncash transactions:

       Write-off of leasehold improvements and
	 equipment (net of accumulated depreciation)
	 against the reserve for restaurant
	 renovations and closings                    $      -       5,705,876
						      ==========    =========
       Write-off of deposits against the resrve
	 for restaurant renovations and closings     $      -          41,663
						      ==========    =========





See accompanying notes to financial statements.

			    STACEY'S BUFFET, INC.

			NOTES TO FINANCIAL STATEMENTS



    1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1996. The results of operations for the twelve weeks ended March 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1997.

    2. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding in each period.

    3. Effective January 4, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation. This standard allows the Company to select either a fair value based method or it's current intrinsic value based method of accounting for employee stock-based compensation. The Company retained it's intrinsic value method of accounting and, therefore, the adoption of this standard did not have a material effect on the Company's financial statements.

			    STACEY'S BUFFET, INC.

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS
    ---------------------
    Results of operations are for the twelve weeks ("first quarter") ended March 27, 1996, as compared to the twelve weeks ended March 22, 1995. During January 1996, two underperforming restaurants located in the Northeast were closed. In March 1996, a new restaurant in Florida was opened. During fiscal 1995, 13 underperforming restaurants were closed and 3 restaurants were spun-off. Of the total restaurants closed and spun-off in fiscal 1995, ten underperforming restaurants were closed during the latter part of the quarter ended March 22, 1995. At the end of the first quarter 1996, there were 27 Company-owned restaurants in operation.

    RESTAURANT SALES of $11,195,694 for the quarter ended March 27, 1996 represents an decrease of $4,119,298 or 26.9% from the same quarter in 1995. This decrease reflects the fewer number of restaurants operating in first quarter of 1996 compared to the first quarter of 1995 due to the restaurants closed and spun-off. Additionally, sales were adversely effected due to the harsh winter weather experienced in the Northeast during the first quarter of fiscal 1996. Due to the severe snow storms in the Northeast, some restaurants were unable to open for business and some were forced to close down early. On some of the days that the restaurants were able to remain open, the volume of business was significantly less than normal due to the limited number of people traveling in the severe weather and limited number of streets cleared for travel.

    Average weekly sales per restaurant for the twelve week quarter ended March 27, 1996 was $35,096, compared to average weekly sales of $31,774 per restaurant during the same period last year. The increase in average weekly sales in 1996 compared to the same period last year is due largely to the exclusion of the underperforming restaurants in 1996 that are included in the 1995 average weekly sales.

    COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses. Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

    Cost of food and labor as a percentage of sales for the twelve weeks ended March 22, 1995 decreased to 64.9% from 67.1% in the same quarter, last year. This reduction was due to continuing to monitor the food and labor costs, and providing product mix in our menus that yield more favorable results. Other operating costs, occupancy and depreciation, were 22.7% for the first quarter, 1996 compared to costs of 25.3% in the comparable quarter of 1995. Occupancy costs for the first quarter of 1996 compare favorable as a percentage of sales compared to the same period in 1995 primarily due to the closing of the underperforming restaurants.

			   STACEY'S BUFFET, INC.



    SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $14,281 or 2.3% for the first quarter, 1996 as compared to the same period for the previous year. Total selling, general and administrative expenses, as a percentage of sales, was 5.4% for the first quarter of 1996, as compared to 4.0% for the first quarter of 1995. This increase as a percentage of sales is a result of sales for the first quarter of fiscal 1996 being less than sales for the same period in 1995.

    Amortization of goodwill was $109,500 for the first quarter of 1995, compared to $133,994 for the first quarter of 1995. This reduction in amortization expense results from the reduction in goodwill related to the spin-off of three restaurants in fiscal 1995. Goodwill amortization is a non-cash expense that was the result of the 1993 merger.

    OTHER INCOME (EXPENSE) for the first quarter, 1995 was $98,172 compared to $151,310 in the same quarter, last year. Other income (expense) consists primarily of royalty fees earned, interest income, interest expense.

    INFLATIONARY FACTORS were minimal on the operating results of the Company. Wholesale food costs have remained stable during the first quarter of 19965, and there have not been any noticeable increases in supplies and other costs.


    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------
    The principal changes in the Company's financial condition from January 3, 1996 were decreases in the line of credit and accounts payable. As of March 27, 1996, Stacey's ratio of current assets to current liabilities was .25, as compared to .23 at January 3, 1996. Current liabilities as of March 27, 1996, include $1,914,678 for the provision for restaurant renovations and closings.

    The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in prior years used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes cash flow generated from restaurant operations will be sufficient to pay debts as they become due.

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


    Item 2.     Changes in Securities
		---------------------
		Not applicable.


    Item 3.     Defaults Upon Senior Securities
		-------------------------------
		Not applicable.


    Item 4.     Submission of Matters to a Vote of Security Holders
		---------------------------------------------------
		Not applicable.


    Item 5.     Other Information
		-----------------
		Not applicable.


    Item 6.     Exhibits and Reports on Form 8K
		-------------------------------
	      a)  Exhibits:
		    None
	      b)  Reports on Form 8K:
		    No Form 8-K was required to be filed during the first quarter, 1996.

			    STACEY'S BUFFET, INC.

				 SIGNATURES



    Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



			      STACEY'S BUFFET, INC.
			      --------------------------
			      (Registrant)



			      By:  /s/ Daniel J. Sullivan
			      ---------------------------
			      Daniel J. Sullivan
			      Chief Financial Officer