Form 10-Q
period 1996-06-19
STACEYS BUFFET INC
filed 1996-08-02
CIK 831984

		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


				  FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 19, 1996.


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



   The number of shares outstanding of registrant's common stock as of July 24, 1996 was 2,493,218 shares.

			     STACEY'S BUFFET, INC.

				   INDEX
				   -----                             PAGE #
								     ------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Balance Sheets as of June 19, 1996 and January 3, 1996 .................3

Statements of Operations for the Twelve Weeks and Twenty-
    four Weeks Ended June 19, 1996 and June 14, 1995 ...................4

Statements of Stockholders' Equity for the Twelve and Twenty-
    four Weeks Ended June 19, 1996 and June 14, 1995 ...................5

Statements of Cash Flows for the Twelve Weeks and Twenty-
    four Weeks Ended June 19, 1996 and June 14, 1995 ...................6

Notes to Financial Statements ..........................................8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................9


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................12

Item 2.  Changes in Securities ........................................12

Item 3.  Defaults Upon Senior Securities ..............................12

Item 4.  Submission of Matters to a Vote of Security Holders ..........12

Item 5.  Other Information ............................................13

Item 6.  Exhibits and Reports on Form 8-K .............................13

     Signatures .......................................................14

			   STACEY'S BUFFET, INC.
			       Balance Sheets
		    June 19, 1996 and January 3, 1996
							 June 19,    January 3,
		   Assets                                  1996         1996
		   ------                               ---------    ---------
						       (Unaudited)
Current assets:
  Cash and cash equivalents                         $     171,206       548,791
  Short-term investments                                  784,820       769,668
  Receivables                                             113,783       101,208
  Inventory                                               312,087       356,667
  Income tax refund receivable                               -             -
  Prepaid expenses and other                               85,395        80,590
						       ----------    ----------
       Total current assets                             1,467,292     1,856,924

Property and equipment, net of accumulated deprecation  7,524,884     7,846,665
Deposits and other assets                                 173,545       173,545
Goodwill, net of accumulated amortization               8,365,488     8,584,488
						       ----------    ----------
						     $ 17,531,208    18,461,622
						       ==========    ==========
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
  Accounts payable                                   $  1,812,605     2,988,571
  Line of credit                                          251,000       175,000
  Current portion of obligations under
     capital leases                                       134,024       159,704
  Accrued expenses                                      1,741,929     1,820,051
  Accrued rent                                            592,914       708,991
  Reserve for restaurant renovations and closings       1,830,511     2,064,406
						       ----------    ----------
       Total current liabilities                        6,362,983     7,916,723

Obligations under capital leases, excluding
   current portion                                           -           11,694
Other liabilities                                            -           27,578
						       ----------    ----------
       Total liabilities                                6,362,983     7,955,99
Stockholders' equity:
    Common stock, $.01 par value.  Authorized
       25,000,000 shares; issued 2,493,217 shares
       at June 19, 1996 and January 3, 1996                24,931        24,931
    Additional paid in capital                         42,787,838    42,787,838
    Accumulated deficit                               (31,644,544)  (32,307,142)
						       ----------    ----------
       Net stockholders' equity                        11,168,225    10,505,627

Commitments and contingencies
						       ----------      ----------
						     $ 17,531,208      18,461,622
						       ==========      ==========
See accompanying notes to financial statements.   PAGE 3

					STACEY'S BUFFET, INC.
				      Statements of Operations
			  For the Twelve Weeks and Twenty-Four Weeks Ended
				  June 19, 1996 and June 14, 1995
					   (Unaudited)


                                                Second Quarter Ended           Year to Date Ended
					     -------------------------       -----------------------
					      June 19,        June 14,        June 19,      June 14,
						1996            1995            1996          1995
					       ------          ------          ------        ------
Restaurant sales                          $   9,320,006    11,342,992        20,515,700    26,657,984

Cost of restaurant sales:
   Food cost                                  3,606,251     4,488,034         7,732,682    10,363,012
   Labor cost                                 2,775,281     3,399,254         5,905,433     7,807,501
   Operating cost                             1,543,999     1,735,531         3,128,849     3,823,869
   Occupancy cost                               814,832       922,983         1,560,550     2,202,907
   Depreciation and amortization                209,966       366,139           415,336       869,885
					    -----------   -----------       -----------   -----------
      Total restaurant costs                  8,950,329    10,911,941        18,742,850    25,067,174

      Restaurant profit                         369,677       431,051         1,772,850     1,590,810

Selling, general and administrative expenses    461,731       635,140         1,064,561     1,252,251
Amortization of goodwill                        109,500       133,994           219,000       267,988
					    -----------   -----------       -----------   -----------
      Operating income (loss)                  (201,554)     (338,083)          489,289        70,571


 Other income (expense)                          75,137        81,275           173,309       232,585
					    -----------   -----------       -----------   -----------
      Earnings (loss) before income taxes      (126,417)     (256,808)          662,598       303,156

Income taxes
					    -----------   -----------       -----------   -----------
      Net earnings (loss)                 $    (126,417)     (256,808)          662,598       303,156
					    ===========   ===========       ===========   ===========


Net earnings (loss) per share
   of common stock                        $      (0.05)        (0.09)             0.27          0.10
					       ========      ========         ========      ========

Weighted average number of
   common shares outstanding                  2,493,217     2,893,217         2,493,217     2,893,217
					     ==========    ==========        ==========    ==========


See accompanying notes to financial statements.       PAGE 4

				  STACEY'S BUFFET, INC.
			    Statements of Stockholders' Equity
		       For the Twenty-four Weeks Ended June 19, 1996
				   and June 14, 1995
				       (Unaudited)


						Common stock          Additional                         Net
					    --------------------       paid-in       Accumulated    stockholders'
					    Shares        Amount       capital         deficit         equity
					   --------      --------     ---------       ---------       --------
Balances at January 3, 1996               12,466,089   $  124,660     42,688,109    (32,307,142)     10,505,627

  Effect of July 17, 1996 five-for-one
    reverse stock split                   (9,972,872)     (99,729)        99,729           -               -

  Net earnings                                  -            -              -           662,598         662,598
					  ----------    ---------    -----------    -----------     -----------
Balances at June 19, 1996"                 2,493,217   $   24,931     42,787,838    (31,644,544)     11,168,225
					  ==========    =========    ===========    ===========     ===========



                                                Common stock          Additional                        Net
					    --------------------       paid-in       Accumulated    stockholders'
					   Shares          Amount      capital         deficit         equity
					   --------      --------     ---------       ---------       --------
Balances at December 27, 1994             14,466,089   $  144,660     45,168,109    (24,197,963)     21,114,806

  Effect of July 17, 1996 five-for-one
    reverse stock split                  (11,572,871)    (115,729)       115,729           -               -

  Net earnings                                  -            -              -           303,156         303,156
					  ----------    ---------    -----------    -----------     -----------
Balances at June 14, 1995                  2,893,218   $   28,931     45,283,838    (23,894,807)     21,417,962
					  ==========    =========    ===========    ===========     ===========




See accompanying notes to financial statements.           PAGE 5

					 STACEY'S BUFFET, INC.
				       Statements of Cash Flows
			      For the Twelve and Twenty-Four Weeks Ended
				     June 19, 1996 and June 14, 1995
					      (Unaudited)


                                                        Second Quarter Ended           Year to Date Ended
						       -----------------------        ---------------------
							June 19,      June 14,         June 19,    June 14,
							  1996          1995             1996        1995
							 ------        ------           ------      ------
Cash flow from operating activities:
  Net earnings                                     $   (126,417)     (256,808)         662,598      303,156
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                     383,322       566,660          762,597    1,204,400
      Change in assets and liabilities:
	(Increase) decrease in assets:
	  Short-term investments                         (4,259)      714,646          (15,152)    (280,540)
	  Receivables                                    37,666        69,523          (12,575)      29,751
	  Inventory                                      61,711        90,187           44,580      158,868
	  Income tax refund receivable                     -             -                -          19,199
	  Prepaid expenses and other                    (18,067)       (8,265)          (4,805)     266,941
	  Deposits and other assets                        -             -                -         (23,621)
	Increase (decrease) in liabilities:
	  Accounts payable                             (323,021)     (606,407)      (1,175,966)    (118,447)
	  Line of credit                                251,000        58,000           76,000     (130,000)
	  Accrued expenses                             (255,365)     (863,085)        (194,199)  (1,657,964)
	  Other liabilities                             (24,737)       (3,414)         (27,578)      (7,752)
	  Reserve for restaurant renovations
	    and closings, net                           (84,167)      247,692         (233,895)     361,349
						      ---------     ---------        ---------    ---------
	    Net cash (used in ) provided by
	      operating activities                     (102,335)        8,729         (118,396)     125,340

Cash flows from investing activities:
  Capital expenditures, net                             (54,649)      (38,334)        (221,815)     (60,033)
						      ---------     ---------        ---------    ---------
	    Net cash used in investing activities       (54,649)      (38,334)        (221,815)     (60,033)

Cash flows from financing activities:
  Payments on capital lease obligations                 (15,324)      (25,123)         (37,374)     (49,999)
						      ---------     ---------        ---------    ---------
	    Net cash used in financing activities       (15,324)      (25,123)         (37,374)     (49,999)
						      ---------     ---------        ---------    ---------
	    Net (decrease) increase in cash            (172,308)      (54,728)        (377,585)      15,308

Cash and cash equivalents at beginning of period        343,514       100,243          548,791       30,207
						      ---------     ---------        ---------    ---------
Cash and cash equivalents at end of period         $    171,206        45,515          171,206       45,515
						      =========     =========        =========    =========


See accompanying notes to financial statements.       PAGE 6

					 STACEY'S BUFFET, INC.
				 Statements of Cash Flows, Continued

					      (Unaudited)


                                                        Second Quarter Ended           Year to Date Ended
						       -----------------------        ---------------------
							June 19,      June 14,         June 19,    June 14,
							  1996          1995             1996        1995
							 ------        ------           ------      ------
Supplemental disclosure of cash flow information:

  Cash payments during the period for:
     Interest paid                                 $      5,529         7,117           12,385       22,009
						      =========     =========        =========    =========


  Excluded from the statements of cash flows are the following noncash transactions:

    Write-off of leasehold improvements and
      equipment (net of accumulated depreciation)
      against the reserve for restaurant
      renovations and closings                     $       -          902,867             -       6,608,743
						      =========     =========        =========    =========

    Write-off of deposits against the reserve for
      restaurant renovations and closings          $       -             -                -          41,663
						      =========     =========        =========    =========




See accompanying notes to financial statements.       PAGE 7

			     STACEY'S BUFFET, INC.

			NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.
    The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1996. The results of operations for the twelve and twenty-four weeks ended March 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1997.

2. On July 17, 1996, the Company effected a five-for-one reverse stock split that had been previously approved by the Board of Directors and was approved by the shareholders at the annual shareholders meeting on June 21, 1996. All references to the number of shares and per share amounts have been restated to reflect the effect of the reverse split in the financial statements for all periods presented.

3. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding in each period.

4. Effective January 4, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This standard allows the Company to select either a fair value based method or it's current intrinsic value based method of accounting for employee stock-based compensation. The Company retained it's intrinsic value method of accounting and, therefore, the adoption of this standard did not have a material effect on the Company's financial statements.

			     STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Results of operations for the twelve weeks ("second quarter") and twenty-four weeks ("first half") ended June 19, 1996, as compared to the same periods last year:

RESTAURANT SALES of $9,320,006 for the quarter ended June 19, 1996 represents a decrease of $2,022,986 or 17.8% from the same quarter in 1995 and net sales of $20,515,700 for the first half represents an decrease of $6,142,284 or 23.0%. The decrease in sales reflects the fewer number of restaurants operating in 1996 compared to 1995. Average weekly sales per restaurant location decreased to $28,765 compared to $30,472 for the same quarter, 1995.


COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses. Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food and labor as a percentage of sales for the twelve and twenty-four weeks ended June 19, 1996 decreased to 68.5% and 66.5%, respectively, compared to 69.6% and 68.2% for the comparable periods in 1995. These reductions were due to continuing to monitor the food and labor costs, and providing product mix in our menus that yield more favorable results.

Food and labor costs as a percentage of sales for the twelve and twenty-four weeks ended June 14, 1995 compared favorably with the food and labor costs for same periods in 1994 of 76.5% and 72.7%, respectfully. The reduction in the 1995 costs compared to 1994, was partially due to a slight price increase in the Northeast taken in the latter part of 1994, but the primary factor in reducing the overall costs was the constant monitoring and the scrutiny of all operating costs. In 1995, we instituted a strategic planning committee, comprised of top management and regional supervisors to meet periodically to review and discuss all areas of cost containment, and restaurant operations in general. Additionally, a formal management training program was initiated early in the third quarter of 1995 to provide a source of experienced managers for turnover and new locations.

Operating costs and occupancy costs increased as a percentage of sales for the twelve and twenty-four weeks ended June 19, 1996 to 25.3% and 22.8%, respectively, compared to 23.4% and 22.6% for the same periods in 1995. The increase as a percentage of sales results from these costs that are less variable in nature to sales volumes being computed as a percentage of lower sales levels per store.

			   STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------
								   (continued)

Depreciation and amortization expense decreased as a percentage of sales a percentage of sales for the twelve and twenty-four weeks ended June 19, 1996 to 2.3% and 2.0% respectively compared to 3.2% and 3.3% for the same periods in 1995. The lower deprecation and amortization expense is a result of the adjustment to the carrying value of certain restaurant equipment and leasehold improvements upon the implementation of Financial Accounting Standard 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the fourth quarter of the year ended January 3, 1996.

Total operating costs and depreciation costs as a percentage of sales for the second quarter of 1995 showed no change when compared to the same quarter of 1994. Occupancy costs as a percentage of sales decreased to 8.1% in the 1995 second quarter, compared to 9.0% in the second quarter of 1994. This improvement was derived from the elimination of several Northeastern restaurants with higher than average rents and related factors.


SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $173,409, or 27.3% for the second quarter, 1996 and by $187,690, or 15.0% for the first half of 1996 as compared to the previous year. These decreases were realized in several areas: the elimination of overlapping management from the December, 1993 merger; the reduction of some insurance costs, due to the conversion to a self-insurance program; an overall reduction in legal and auditing fees by more efficient use of these outside services.

Amortization of goodwill was $109,500 for the second quarter, 1996, compared to $133,994 for the second quarter of 1995. This non-cash expense is the result of the 1993 merger.


OTHER INCOME for the quarter and year-to-date, 1996 was $75,137 and $173,309, respectively, compared to $81,275 and $232,585 for the prior year. Most of the other income was from royalty fees.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the second quarter of 1996, and there have not been any noticeable increases in supplies and other costs. The Company expects the proposed increase in the minimum wage will result in an increase in direct labor costs when the increases are required to be implemented.

			    STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------
								   (continued)

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The principal changes in the Company's financial condition from January 3, 1996 were decreases in cash, accounts payable and accrued expenses that were offset by an increase in the line of credit. The significant portion of the capital expenditures made during the first half of 1996 were related to opening a new restaurant in Florida.

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993, with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in prior years used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes cash flow generated from restaurant operations will be sufficient to pay debts as they become due.

As of June 19, 1996, Stacey's ratio of current assets to current liabilities was .23 as compared to .23 at January 3, 1996. Included in current liabilities at June 19, 1996, is the reserve for restaurant closings of $1,830,511. This amount provides for some additional asset write-offs and the payout for lease terminations, which are payable over the next five years.

			     STACEY'S BUFFET, INC.

			  PART II: OTHER INFORMATION
- ------------------------------------------------------------------------------

Item 1.  Legal Proceedings

     On April 5, 1996, the Company was sued in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida (Docket Nos. 96-05403-CA-F, 96-05407-CA-F, 96-05408-CA-F and 96-05409-CA-F) by
     several current/and former employees alleging sexual harassment by a store manager at one of the Company's stores. The plaintiffs have sought specified damages of $240,000 in the aggregate.

     Although the Company believes that such suits are to be expected in the normal course of its business, and has retained counsel to defend such actions, due to the recent nature of the filings, the Company or its counsel has not been able to form a judgment as to the validity of the claims, the likelihood of successfully defending against such claims, or the materiality of the Company's potential liability, if any, when all factors are considered.


Item 2.    Changes in Securities

     On July 17, 1996, the Company effected a five-for-one reverse stock split that had been previously approved by the Board of Directors and was approved by the shareholders at the annual shareholders meeting on June 21, 1996. All references to the number of shares and per share amounts have been restated to reflect the effect of the reverse split in the financial statements for all periods presented.

     On June 21, 1996, the Board of Directors authorized management to design and approve a Shareholders Rights Plan (the "Plan"), the terms of which were being finalized as of the date hereof. It is expected that the Plan will become effective during the third fiscal period of the current year, at which time the Company will file a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matter to a Vote of Security Holders

     The annual meeting of shareholders of Stacey's Buffet, Inc. was held on June 21, 1996, for the following purposes:

	1.  To elect a Board of Directors consisting of five directors.

	2. To consider and vote upon a proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for Stacey's Buffet, Inc.

	3. To consider and vote upon a proposal to amend the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the outstanding shares of Common Stock.

	4. To transact such other business as may properly come before the meeting or any adjournment thereof.

			     STACEY'S BUFFET, INC.

			  PART II: OTHER INFORMATION
- ------------------------------------------------------------------------------
								   (continued)

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


     The election of the Board of Directors, each to serve until the next annual meeting of stockholders or as otherwise provided, was approved by the following vote:

			      Shares Voted   Shares Voted   Shares Voted
	Director                 For           Against       Abstaining
	------------------     ---------       -------       ----------
	Garrett B. Hunter      2,151,518        82,405         1,500
	Peter J. Hurley        2,151,523        82,400         1,500
	Stephen J. Marrier     2,151,714        82,209         1,500
	John F. Robenalt       2,151,143        82,780         1,500
	Scott W. Ryan          2,152,318        81,605         1,500

     The proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for Stacey's Buffet, Inc. was approved by the following vote:

		Shares Voted       Shares Voted       Shares Voted
		   For               Against           Abstaining
		----------         ------------        ----------
		2,206,582             19,104              9,737

     The proposal of an amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the outstanding shares of Common was approved by the following vote:

		Shares Voted       Shares Voted       Shares Voted
		   For               Against           Abstaining
		----------         ------------        ----------
		2,057,250            132,546             14,926

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8K

	a)Exhibits:  None
	b)Reports on Form 8K:
	    The Company filed a Form 8-K on July 17, 1996 reporting that Stacey's Buffet, Inc. had effected the five-for-one reverse stock split approved at the annual shareholders meeting on June 21, 1996.

				Signatures
				----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








					   STACEY'S BUFFET, INC.
					--------------------------
					      (Registrant)




					By   /s/ Daniel J. Sullivan
					  ---------------------------
					    Chief Financial Officer