Form 10-Q
period 1996-10-09
STACEYS BUFFET INC
filed 1996-11-25
CIK 831984

			 SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


				  FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 9, 1996


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



   The number of shares outstanding of registrant's common stock as of November 20, 1996 was 2,493,218 shares.

					STACEY'S BUFFET, INC.

						  INDEX
						  -----                                   PAGE #
														 -------
   Balance Sheets as of October 9, 1996 and January 3, 1996.............   3

   Statements of Operations for the Sixteen Weeks and Forty
		 Weeks Ended October 9, 1996 and October 4, 1995..............   4

   Statements of Stockholders' Equity for the Sixteen Weeks
	 and Forty Weeks Ended October 9, 1996 and October 4, 1995.........   5

   Statements of Cash Flows for the Forty Weeks Ended
		 October 9, 1996 and October 4, 1995..........................   6

   Notes to Financial Statements........................................   8

Item 2.   Management's Discussion and Analysis of
		 Financial Condition and Results of Operations................   9


				  PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................  12

Item 2.   Changes in Securities........................................  12

Item 3.   Defaults Upon Senior Securities..............................  13

Item 4.   Submission of Matters to a Vote of Security Holders..........  13

Item 5.   Other Information............................................  13

Item 6.   Exhibits and Reports on Form 8-K.............................  13

			Signatures..............................................  14

						STACEY'S BUFFET, INC.
						    Balance Sheets
				    October 9, 1996 and January 3, 1996

												October 9,      January 3,
												   1996           1996
												   ----           ----
												(Unaudited)
Current assets:
  Cash and cash equivalents                              $     58,597        548,791
  Short-term investments                                      799,051        769,668
  Receivables                                                 122,647        101,208
  Inventory                                                   294,450        356,667
  Prepaid expenses and other                                   35,285         80,590
											   -----------    -----------
	Total current assets                                   1,310,030      1,856,924

Property and equipment, net of accumulated depreciation     7,207,089      7,846,665
Deposits and other assets                                     177,262        173,545
Goodwill, net of accumulated amortization                   8,219,488      8,584,488
											   -----------    -----------
											  $ 16,913,869     18,461,622
											   ===========    ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $  3,040,330      2,988,571
  Line of credit                                              107,341        175,000
  Current portion of obligations under capital leases          78,016        159,704
  Accrued expenses                                          1,579,883      1,820,051
  Accrued rent                                                567,562        708,991
  Reserve for restaurant renovations and closings           1,744,681      2,064,406
											   -----------    -----------
	Total current liabilities                              7,117,813      7,916,723

Obligations under capital leases,
  excluding current portion                                    10,118         11,694
  Other liabilities                                              -            27,578
											   -----------    -----------
	Total liabilities                                      7,127,931      7,955,995

Stockholders' equity:
  Common stock, $.01 par value.  Authorized 25,000,000
	shares; issued 2,493,217 shares at October 9, 1996
	and January 3, 1996                                       24,931         24,931
  Additional paid in capital                               42,787,838     42,787,838
  Accumulated deficit                                     (33,026,831)   (32,307,142)
											   -----------    -----------
	Net stockholders' equity                               9,785,938     10,505,627

Commitments and contingencies

											   -----------    -----------
											  $ 16,913,869     18,461,622
											   ===========    ===========
See accompanying notes to financial statements.

					STACEY'S BUFFET, INC.
				   Statements of Operations
		    For the Sixteen Weeks and Forty Weeks Ended
			    October 9, 1996 and October 4, 1995
					    (Unaudited)

												Third Quarter Ended                Year to Date Ended
										   ------------------------           -----------------------
												   October 9,     October 4,          October 9,    October 4,
								 1996           1995                1996          1995
								 ----           ----                ----          ----
Restaurant sales                    $ 10,240,110     12,276,450          30,755,810     38,934,434

Cost of restaurant sales:
  Food cost                            4,160,126      4,941,340          11,892,810     15,304,352
  Labor cost                           3,386,652      3,858,781           9,292,085     11,666,282
  Operating cost                       1,938,601      2,103,408           5,067,450      5,927,277
  Occupancy cost                       1,071,969      1,196,550           2,632,519      3,399,457
  Depreciation and amortization          324,913        461,803             740,249      1,331,688
												  -----------    -----------         -----------    -----------
	Total restaurant costs            10,882,261     12,561,882          29,625,113     37,629,056
												  -----------    -----------         -----------    -----------
	Restaurant profit (loss)          (642,151)       (285,432)          1,130,698      1,305,378

Selling, general and
  administrative expenses            668,847        756,652           1,733,407      2,008,903
Amortization of goodwill             146,000        154,165             365,000        422,153
Provision for restaurant closings       -         1,100,000                -         1,100,000
												 -----------    -----------         -----------    -----------
	Operating income (loss)          (1,456,998)    (2,296,249)           (967,710)    (2,225,678)

Other income (expense)                74,712        128,271             248,021        360,856
												 -----------    -----------         -----------    -----------
	Earnings (loss) before income
	  taxes                          (1,382,286)    (2,167,978)           (719,689)    (1,864,822)

Income taxes                            -              -                   -              -
												 -----------    -----------         -----------    -----------
	Net earnings (loss)            $ (1,382,286)    (2,167,978)           (719,689)    (1,864,822)
												 ===========    ===========         ===========    ===========


Net earnings (loss) per share
   of common stock                  $      (0.55)         (0.84)              (0.29)         (0.67)
														   =======        =======             =======        =======

Weighted average number of
   common shares outstanding           2,493,217      2,593,217           2,493,217      2,773,217
													===========    ===========         ===========    ===========
See accompanying notes to financial statements.

								   STACEY'S BUFFET, INC.
						Statements of Stockholders' Equity
	   For the Forty Weeks Ended October 9, 1996 and October 4, 1995
									   (Unaudited)

									    Common stock            Additional                                   Net
								    ----------------------        paid-in        Treasury   Accumulated    stockholders'
								    Shares          Amount        capital         stock       deficit        equity
								   --------        --------      ---------       -------     ---------      --------
Balances at January 3, 1996               12,466,089   $    124,660     42,688,109         -       (32,307,142)     10,505,627

  Effect of July 17, 1996 five-for-one
	reverse stock split                  (9,972,872)       (99,729)        99,729         -              -               -

  Net loss                                      -               -             -            -          (719,689)       (719,689)
								 -----------     ----------    -----------    ----------    -----------    -----------
Balances at October 9, 1996                2,493,217   $     24,931     42,787,838         -        (33,026,831)     9,785,938
								 ===========     ==========    ===========    ==========    ===========    ===========


									  Common stock             Additional                                     Net
								    ----------------------       paid-in       Treasury     Accumulated    stockholders'
								    Shares          Amount       capital        stock         deficit         equity
								   --------        --------      ---------      -------      ---------       --------
                                                                                                                  (C)
Balances at December 27, 1994             14,466,089   $    144,660     45,168,109          -       (24,197,963)    21,114,806

  Effect of July 17, 1996 five-for-one
	reverse stock split                 (11,572,871)      (115,729)       115,729          -              -              -

  Purchase of 400,000 shares                      -              -              -       (2,500,000)          -        (2,500,000)

  Net loss                                      -              -              -             -        (1,864,822)    (1,864,822)
								 -----------     ----------    -----------   -----------    -----------    -----------
Balances at October 4, 1995                2,893,218   $     28,931     45,283,838    (2,500,000)   (26,062,785)    16,749,984
								 ===========     ==========    ===========   ===========    ===========    ===========
See accompanying notes to financial statements.

					 STACEY'S BUFFET, INC.
					Statements of Cash Flows
				    For the Forty Weeks Ended
			    October 9, 1996 and October 4, 1995
						 (Unaudited)

											   Year to Date Ended
											-------------------------
											October 9,     October 4,
											   1996           1995
											   ----           ----
Cash flow from operating activities:
  Net earnings (loss)                               $   (719,689)    (1,864,822)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
	  Depreciation and amortization                   1,313,638      1,867,698
	  Change in assets and liabilities:
	 (Increase) decrease in assets:
	   Short-term investments                           (29,383)        86,029
	   Receivables                                      (21,439)       140,774
	   Inventory                                         62,217        198,057
	   Income tax refund receivable                        -            19,199
	   Prepaid expenses and other                        45,306        152,188
	   Deposits and other assets                         (3,717)       (13,414)
	 Increase (decrease) in liabilities:
	   Accounts payable                                  51,759        314,889
	   Line of credit                                   (67,659)       (88,000)
	   Accrued expenses                                (381,597)    (2,148,169)
	   Other liabilities                                (27,578)       (18,099)
	   Reserve for restaurant renovations
		and closings, net                             (319,725)     1,783,390
										    ----------     ----------
		Net cash provided by (used in)
		  operating activities                         (97,868)       429,720

Cash flows from investing activities:
  Capital expenditures, net                             (309,061)      (314,098)
										    ----------     ----------
		Net cash used in investing activities         (309,061)      (314,098)

Cash flows from financing activities:
  Payments on capital lease obligations                  (83,264)       (51,648)
										    ----------     ----------
		Net cash (used in) provided by
		  financing activities                         (83,264)       (51,648)
										    ----------     ----------
		Net (decrease) increase in cash               (490,194)        63,974

Cash and cash equivalents at beginning of period         548,791         30,207
										    ----------     ----------
Cash and cash equivalents at end of period          $     58,597         94,181
										    ==========     ==========
													   (Continued)

					 STACEY'S BUFFET, INC.
				 Statements of Cash Flows, Continued
						 (Unaudited)

											   Year to Date Ended
											-------------------------
											October 9,     October 4,
											   1996           1995
											   ----           ----
Supplemental disclosure of cash flow information:

  Cash payments during the period for:
    Interest paid                                   $     27,319         35,168
										    ==========     ==========

  Excluded from the statements of cash flows are the following noncash transactions:

    Write-off of leasehold improvements and
	 equipment (net of accumulated depreciation)
	 against the reserve for restaurant
	 renovations and closings                      $       -         9,086,695
										    ==========     ==========

    Write-off of deposits against the reserve for
	 restaurant renovations and closings           $       -            41,663
										    ==========     ==========

    Spin off of three restaurants to former Chairman
	 of the Board for return to Company of 400,000
	 shares of common stock                        $       -         2,500,000
										    ==========     ==========



See accompanying notes to financial statements.

					STACEY'S BUFFET, INC.

				NOTES TO FINANCIAL STATMENTS
			---------------------------------------

1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1996. The results of operations for the sixteen and forty weeks ended October 9, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1997.

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

					STACEY'S BUFFET, INC.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS
    -----------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
Results of operations for the sixteen weeks ("third quarter") and forty weeks ended October 9, 1996, as compared to the same periods last year:

RESTAURANT SALES of $10,240,110 for the third quarter ended October 9, 1996 represents a decrease of $2,036,340 or 16.6% from the same quarter in 1995 and net sales of $30,755,810 for the year-to-date represents an decrease of $8,178,624 or 21.0%. The decrease in sales reflects the fewer number of restaurants operating in 1996 compared to 1995 along with a lower average weekly sales per restaurant. Average weekly sales per restaurant location decreased to $25,098 compared to $26,922 for the same quarter, 1995.


COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses.
Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food and labor as a percentage of sales for the sixteen weeks ended October 9, 1996 increased to 73.7% compared to 71.7% for the comparable period in 1995. The increase in these costs for the quarter ended October 9, 1996, were attributable almost entirely to higher labor costs as a percentage of sales. Cost of food and labor as a percentage of sales for the forty weeks ended October 9, 1996 decreased to 68.9% compared to 69.3% for the comparable period in 1995. These reductions were due to continuing to monitor the food and labor costs, and providing product mix in our menus that yield more favorable results.

Operating costs and occupancy costs increased as a percentage of sales for the sixteen and forty weeks ended October 9, 1996 to 29.4% and 25.1% respectively compared to 26.9% and 24.0% for the same periods in 1995. The increase as a percentage of sales results from these costs that are less variable in nature to sales volumes being computed as a percentage of lower sales levels per store.

Depreciation and amortization expense decreased as a percentage of sales a percentage of sales for the sixteen and forty weeks ended October 9, 1996 to 3.2% and 2.4%, respectively, compared to 3.8% and 3.4% for the same periods in 1995. The lower deprecation and amortization expense is a result of the adjustment to the carrying value of certain restaurant equipment and leasehold improvements upon the implementation of Financial Accounting Standard 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the fourth quarter of the year ended January 3, 1996.

					STACEY'S BUFFET, INC.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS
    -----------------------------------------------------------
											(continued)

SELLING, GENERAL AND ADMINISTRATIVE COSTS decreased by $87,805, or 11.6% for the third quarter, 1996 and by $275,496, or 13.7% for the first three quarters of 1996 as compared to the same periods in the previous year. These decreases were realized in several areas: the elimination of additional corporate personnel; the reduction of some insurance costs due to the conversion to a self-insurance program; and an overall reduction in legal and auditing fees by more efficient use of these outside services.

Amortization of goodwill was $146,000 for the third quarter, 1996, compared to $154,165 for the third quarter of 1995.
This non-cash expense is the result of the 1993 merger.


OTHER INCOME for the quarter and year-to-date, 1996 was $74,712 and $248,021, respectively, compared to $128,271 and $360,856 for the prior year. Most of the other income was from royalty fees.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the third quarter of 1996, and there have not been any noticeable increases in supplies and other costs.
The Company expects the increase in the minimum wage will result in an additional increase in direct labor costs when the additional increase is required to be implemented.

					STACEY'S BUFFET, INC.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS
    -----------------------------------------------------------
											(continued)

LIQUIDITY AND CAPITAL RESOURCES

The principal changes in the Company's financial condition from January 3, 1996 were decreases in cash, accrued expenses and capital expenditures. The significant portion of the capital expenditures made during the first three quarters of 1996 were related to opening a new restaurant in Florida.

Historically, the Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993, with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in prior years used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes cash flow generated from restaurant operations will be sufficient to pay debts as they become due or in accordance with terms agreed to with significant vendors.

As of October 9, 1996, Stacey's ratio of current assets to current liabilities was .18 as compared to .23 at January 3, 1996. Included in current liabilities at October 9, 1996, is the reserve for restaurant closings of $1,744,681. This amount provides for some additional asset write-offs and the payout for lease terminations, which are payable over the next five years.

					STACEY'S BUFFET, INC.

				  PART II: OTHER INFORMATION
			   ----------------------------------

Item 1.  Legal Proceedings
	    -----------------
	   See "Item 1 - Legal Proceedings" for the Company's
	   Form 10-Q dated June 19, 1996.


Item 2.  Changes in Securities
		---------------------
	   On July 17, 1996, the Company effected a five-for-one reverse stock split that had been previously approved by the Board of Directors and was approved by the shareholders at the annual shareholders meeting on June 21, 1996. All references to the number of shares and per share amounts have been restated to reflect the effect of the reverse split in the financial statements for all periods presented.

	   As previously reported, the Board of Directors authorized management on June 21, 1996, to design and approve a Shareholders Rights Plan (the "Plan"). On November 4, 1996, the Company announced that it had formally implemented the Plan. Under the Plan, each of the Company's outstanding shares is now accompanied by a Right that would become exercisable at the close of business on the tenth day following the earlier to occur of:

		    1) a public announcement that a person or group had acquired beneficial ownership of 15% or more of the Company's common stock, or

		    2) the commencement of, or the first public announcement of announcement of an intention of any person or group to commence, a tender offer or exchange offer which would result in that person or group acquiring beneficial ownership of 15% or more of the Company's common stock.

		Once the Rights become exercisable, each Right would give its holder the right to purchase nine shares of the Company's common stock at a purchase price of $.01 per share.

		The Rights may be redeemed by the Company at a redemption price of $0.001 per Right at anytime prior to Rights becoming exercisable.

					STACEY'S BUFFET, INC.

				  PART II: OTHER INFORMATION
			   ----------------------------------
										(continued)

 Item 3.  Defaults Upon Senior Securities
		-------------------------------
		    Not Applicable


 Item 4.  Submission of Matter to a Vote of Security Holders
		--------------------------------------------------
		    Not Applicable


 Item 5.  Other Information
		-----------------
		    Not Applicable


 Item 6.  Exhibits and Reports on Form 8K
		-------------------------------
	   a)    Exhibits:  None
	   b)    Reports on Form 8K:
			i)  The Company filed a Form 8-K dated July 17, 1996
			 reporting that Stacey's Buffet, Inc. had effected the five-for-one reverse stock split approved at the annual shareholders meeting on June 21, 1996.

			ii) The Company filed a Form 8-K dated November 1, 1996
			 reporting that Stacey's Buffet, Inc. had implemented its Shareholder Rights Plan.

					Signatures
					----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








						STACEY'S BUFFET, INC.
						------------------------------
						(Registrant)




						By /s/ Daniel J. Sullivan
						------------------------------
						Chief Financial Officer