Form 10-K
period 1997-01-01
STACEYS BUFFET INC
filed 1997-04-02
CIK 831984

				  SECURITIES AND EXCHANGE COMMISSION
					   WASHINGTON, D.C.  20549

							FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended JANUARY 1, 1997
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934For the transition period from __________to ___________

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

									    Name of each Exchange on
		  Title of each class                      which Registered
		  -------------------                      ----------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE       NASDAQ - Small Cap Market

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/     No / /

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

	The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrants'common stock on the National Market System of the NASDAQ Stock Market, as of March
26, 1997 was approximately $1,155,575.

	The number of shares outstanding of registrant's common stock as of March 26, 1997 is 2,493,144 shares.

				DOCUMENTS INCORPORATED BY REFERENCE
	Portions of the definitive proxy statement for Annual Meeting of stockholders to be held on June 20, 1997 are incorporated by reference into
Part III of this Annual Report.

						  PART I
BUSINESS
--------
The Company was originally incorporated under Florida law in August, 1986 to develop and operate a chain of buffet restaurants under the name Homestyle Buffet, Inc. In December, 1993, the Company merged with a rival private buffet chain called "Stacey's Buffet," which was owned by the Stacey Lynn Group ("S-L Group"). S-L Group operated eleven buffet restaurants and licensed eight buffet restaurants, all under the name "Stacey's Buffet". S-L Group merged into Homestyle Buffet, Inc., which changed its name to "Stacey's Buffet, Inc." The senior management of S-L Group assumed control of the day-to-day operations of the Company.

The Company's restaurants, operating under the name Stacey's Buffet and Homestyle Family Buffet, offer a broad selection of American and ethnic menu items as complete meals in a self-service, fixed-price buffet format.

The Company is one of the largest chains of buffet-style restaurants in the southeastern United States. At January 1, 1997, there were nineteen company owned Stacey's Buffets located in Florida, one Homestyle Buffet located in Florida, and four Stacey's Buffets located in the Northeastern states of New York, Pennsylvania, and New Jersey. In January, 1997 the one Homestyle Buffet location in Florida was converted to a Stacey's Buffet. Additionally, there were two licensed Stacey's Buffets located in Florida.

STACEY'S BUFFET RESTAURANT CONCEPT

The Company's restaurants feature a wide variety of menu items presented in the buffet format, providing complete meals for lunch and dinner. Lunches are currently priced at $5.29 and dinners from $5.90 to $7.25 depending upon the restaurant's market area and day of the week. In addition, the Company has special pricing for children ages 10 and under. Children ages 3 and under eat free. Seniors may join the Company's 55 Plus Club which gives them a discount on meals throughout the year. All of the Company's restaurants are open every day of the year, except Christmas Day. The style and decor of the restaurants is designed to provide a casual but quiet and distinctive atmosphere. The Company intends its restaurants to be particularly attractive to families and seniors. The Company actively pursues a strategy of keeping prices as low as possible while relying on volume to keep costs per customer low.

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

The operation of the Company's restaurants requires a general manager, two assistant managers and approximately 50 other employees, including part-time employees. Each general manager reports directly to the corporate office. In addition to maintaining quality and service standards, general managers are responsible for employee relations, labor scheduling, determining the quantity of food and supplies needed and ordering those items from approved vendors, adherence to cost controls, and restaurant profitability. General managers and assistant managers are eligible for cash bonus awards if they meet or exceed certain performance standards.

A number of the Company's managers had prior buffet or other restaurant experience. The Company operates in-restaurant training programs to instruct all managers in its policies and procedures and to prepare managers for new restaurant openings. The Company's President and other headquarters personnel personally oversee each opening of a new restaurant, including training, food preparation and service operation.

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

						  3


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

							4
EMPLOYEES

Currently, the Company employs 1,099 people, of which 13 are corporate supervisory and administrative personnel, 75 are restaurant managers or management trainees, and 1,011 are non-management restaurant employees. Approximately 49% of non-management restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced difficulty in hiring qualified employees at competitive wages. Relations with employees have been satisfactory and the Company believes its working conditions and compensation package compare favorably with its competition.

LICENSED RESTAURANTS

The Company has entered into license agreements covering certain restaurants which operate under the name "Stacey's Buffet." One licensee, Buffet Management, Inc., currently operates one restaurant located in Kissimmee, Florida. A second licensee is currently operating a Stacey's Buffet in South Daytona, Florida. Each licensee pays a royalty equal to 2% of licensee gross sales, subject to certain maximum amounts, with payments made on a monthly basis.

Pursuant to each license agreement, the Company has control over quality and other aspects of the licensed services as well as the use of the mark, advertising and any and all matters related to the licensed services and the mark. The Company has the right to inspect the licensed locations and has absolute discretion over the assignment or other transfer of the license to a third party.

Except with respect to monitoring and overseeing the operations of the licensed restaurants pursuant to the terms of the license agreements, management of the Company has no substantive role in the day-to-day operations and management of the licensed restaurants.

PROPERTIES
----------

The Company's executive office is located in approximately 3,900 square feet of leased space at 801 West Bay Drive, Suite #704, Largo, Florida.

All of the Company's current restaurants are located in leased premises in
shopping centers.   The current restaurants range in size from
approximately 7,200 to 20,000 square feet. Buffet operations typically require approximately 10,000 square feet in order to provide adequate kitchen facilities, and ample room to comfortably accommodate 300 guest at a sitting. At this size, the Company's restaurants normally experience peak periods on weekends and at special events. During slower parts of the week, banquet rooms can be closed to create a smaller, more efficient dining area. Accordingly, the Company believes that the existing facilities are appropriate and adequate to the needs of a buffet operation.

Minimum annual rents for the Company's existing restaurants range from approximately $60,000 to $184,000. In addition, most of the Company's leases contain clauses requiring the Company to pay rent calculated as a

						    5

percentage of restaurant sales (generally 3% to 5%) above certain annual sales levels, typically $1,800,000 or more. The Company also pays operating expenses for the leased space and a portion of common area maintenance costs. The initial terms of such leases range from five to ten years, and usually contain renewal options of from five to ten years.

Leasehold improvements made by the Company usually become the property of the landlord upon expiration or termination of the lease. To date, nearly all of the Company's landlords have agreed to bear a portion of the cost of leasehold improvements. The Company owns substantially all of the equipment, furniture and fixtures in its restaurants.




SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended January 1, 1997.

						 PART II


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotations (NASDAQ) Small Caps System under the symbol "SBUF". Prior to the merger on December 13, 1993, the symbol for the Company was "HBUF". The table below represents the quarterly high and low closings prices for the Company's common stock as reported through December 31, 1996. All previously reported amounts have been restated to reflect the five-for-one reverse common stock split that became effective on July 17,
1996.   The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings , if any, in the foreseeable future for use in Company expansion. The approximate number of registered holders of record of the Company's common stock at March 20, 1997 was 667.

CALENDAR 1996      HIGH       LOW           CALENDAR 1995     HIGH      LOW
-------------      ----       ---           -------------     ----      ---
First Quarter     $4  1/16  $2  3/16        First Quarter   $6  9/16   $3 9/32
Second Quarter     3 29/32   2 11/32        Second Quarter   8   3/4    3  3/4
Third Quarter      2   1/2   1              Third Quarter    6  9/16    3  3/4
Fourth Quarter     1  1/16      9/16        Fourth Quarter   4 11/16    1  7/8

SELECTED FINANCIAL DATA
-----------------------
												  Fiscal Year Ended*

								 JANUARY 1,    January 3,   December 28,  December 29,  December 30,
								    1997          1996          1994          1993          1992
								  --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
   Restaurant sales                     $ 38,781,373  $ 48,826,319  $ 54,259,025  $ 35,261,577  $ 48,933,492
   Restaurant costs                       37,740,612    47,887,806    54,229,714    35,239,036    48,768,782
								  ----------    ----------    ----------    ----------    ----------
   Restaurant profit                       1,040,761       938,513        29,311        22,541       164,710

   General and administrative expenses     2,270,372     2,720,391     3,324,020     2,539,506     3,633,856
   Amortization of goodwill                  474,500       531,653       580,642        23,992          -
   Provision for restaurant closings         225,000     1,750,000     2,191,881     6,025,169     6,549,325
   Impairment of long-lived assets              -        4,475,000          -             -             -
   Other income (expense)                    363,856       429,352       256,292       308,784      (197,501)
								  ----------    ----------    ----------    ----------    ----------
   Loss before income taxes               (1,565,255)   (8,109,179)   (5,810,940)   (8,257,342)  (10,215,972)
   Income tax benefit                           -             -             -             -         (456,000)
								  ----------    ----------    ----------    ----------    ----------
   Net loss                             $ (1,565,255) $ (8,109,179) $ (5,810,940) $ (8,257,342) $ (9,759,972)
								  ==========    ==========    ==========    ==========    ==========

   Net loss per share                   $       (.63) $      (3.00) $      (2.02) $      (6.43) $      (8.21)
								  ==========    ==========    ==========    ==========    ==========
   Weighted average common
	and common equivalent
	    shares outstanding                2,493,144     2,704,538     2,880,128     1,283,736     1,188,395
								  ==========    ==========    ==========    ==========    ==========

								  JANUARY 1,    January 3,   December 28,  December 29,  December 30,
									1997          1996          1994          1993          1992
								   --------      --------      --------      --------      --------
BALANCE SHEET DATA:
   Working capital                      $ (6,263,136) $ (6,060,035) $(13,574,721) $ (8,234,702) $(10,005,990)
   Total assets                           16,778,655    18,461,622    36,897,757    43,561,902    28,055,441
   Long-term debt                              8,840        11,694       156,984       518,571       684,902
   Stockholders' equity                    8,940,136    10,505,627    21,114,806    26,904,947    15,286,104


RESTAURANT DATA:
   Number of Company-owned
   restaurants open at the
   end of the fiscal year                      24            28            43            41            34

* Certain amounts as of January 1, 1996, December 28, 1994, December 29, 1993 and December 30, 1992 have been reclassified to conform to the January 1, 1997 presentation. See Note 1 to the Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
---------------------------------------------


RESULTS OF OPERATIONS
---------------------
At the end of fiscal year 1996, the Company owned and operated twenty-four restaurants. Additionally, there were four licensed restaurants operating as "Stacey's Buffet", which are not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were four restaurants in the Northeast closed during fiscal 1996; one new restaurant was opened in Florida and one restaurant in Florida was sold.

At the end of fiscal year 1995, the Company owned and operated twenty-eight restaurants. Additionally, there were nine licensed restaurants operating as "Stacey's Buffet", which were not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were thirteen restaurants in the Northeast closed during fiscal 1995; one new restaurant was opened in Florida and three restaurants in Florida were spun-off.

At the end of fiscal year 1994, the Company owned and operated forty-three restaurants (six were included in the reserve for closed stores). Of the forty-three restaurants, eleven were acquired in the December, 1993 merger with the Stacey Lynn Group. In addition, there were nine licensed restaurants operating as "Stacey's Buffet." There were two restaurants closed during fiscal 1994; three new restaurants were opened and one previously closed restaurant was reopened during the year. This restaurant was reopened after obtaining additional incentives from the landlord to try to improve the restaurants operating results and was permanently closed when unprofitable operations continued after the reopening.. The Company does not plan on reopening closed restaurant locations in the future. In fiscal 1994 and prior years, operating results for reserved stores were charged against the provision for restaurant and closings.

A summary of financial information on the operating results of the Company's restaurants is presented in the following table.

							JANUARY 1,    JANUARY 3,   DECEMBER 28,
							  1997          1996           1994
							 ------        ------         ------
Restaurant sales                     100.0%        100.0%         100.0%
Cost of restaurant sales:
  Food cost                           38.9%         39.2%          40.0%
  Labor cost                          30.7%         30.1%          32.6%
  Operating cost                      16.4%         17.1%          15.0%
  Occupancy cost                       8.7%          8.3%           8.9%
  Depreciation and amortization        2.6%          3.4%           3.5%
							  ------        ------         ------
	Total restaurant costs           97.3%         98.1%         100.0%
							  ------        ------         ------
Restaurant profit                      2.7%          1.9%           0.0%

General and administrative expenses    5.9%          5.5%           6.1%
Amortization of goodwill               1.2%          1.1%           1.1%
Provisions for restaurant closings     0.6%          3.6%           4.0%
Impairment of long-lived assets        0.0%          9.2%           0.0%
							  ------        ------         ------
Operating loss                        -5.0%        -17.5%         -11.2%
Other income                           0.9%          0.9%           0.5%
							  ------        ------         ------
Loss before income taxes              -4.1%        -16.6%         -10.7%
Income tax                             0.0%          0.0%           0.0%
							  ------        ------         ------
Net loss                              -4.1%         -16.6%         -10.7%
							  ======        ======         ======
Number of Company-owned
restaurants open at end of period      24            28             43


RESTAURANT SALES
----------------
Restaurant sales for fiscal 1996 were $38,781,373, which was a decrease of 20.6% compared to fiscal 1995 sales of $48,826,319. This decrease was due primarily to the closure of four restaurants located in the Northeast during the year and the sale of one restaurant in Florida. Two of the four stores were closed during the first quarter of 1996. In addition, same store sales (stores open at the end of 1996 that were also open for all of 1996 and 1995) posted a 3.6% decrease for the year. One new location was opened in Florida at the end of the first quarter of 1996.

Restaurant sales for fiscal 1995 were $48,826,319, which was a decrease of 10.0% compared to fiscal 1994 sales of $54,259,025. This decrease was due primarily to the closure of thirteen restaurants located in the Northeast during the year and the spin-off of three restaurants in Florida. Twelve of the thirteen stores were closed during the first quarter of 1995. In addition, same store sales (stores open at the end of 1995 that were also open for all of 1995 and 1994) posted a 3.0% decrease for the year. One new location was added in Florida in the latter part of the year.


RESTAURANT COSTS
----------------
Restaurant costs include food, labor, operating, occupancy, depreciation and amortization expenses.

Food costs as a percentage of sales decreased from 39.2% in 1995, to 38.9% in 1996, as a result of continuing efficient execution of the Stacey's Buffet food program concept. Overall, wholesale food costs have remained relatively stable during the current year.

Total labor costs as a percentage of sales increased from 30.1% in 1995 to 30.7% in 1996. This increase was related partly to the minimum wage increase put into effect during 1996 and overall pressure to increase wages to retain employees. Total labor costs as a percentage of sales decreased from 32.6% in 1994 to 30.1% in 1995. This decrease was related to improved efficiency of the Homestyle stores as they were integrated into the Stacey's food program and the closing of the thirteen lower volume stores in the Northeast that had higher labor costs as a percentage of sales.

Operating expenses and occupancy costs consist primarily of supplies, utilities, advertising, maintenance, rent, real estate taxes, personal property taxes, property insurance and liability insurance expenses. Operating expenses as a percentage of sales decreased in 1996 to 16.4% from 17.1% in 1995 as a result of a decrease in general liability insurance expense. The primary reason that operating expenses as a percentage of sales increased in 1995 to 17.1% from 15.0% in 1994 results from an increase in general liability insurance expense.

Total occupancy costs as a percentage of sales increased from 8.3% in 1995 to 8.7% in 1996 as a result of generally lower same store sales volumes. Total occupancy costs as a percentage of sales decreased from 8.9% in 1994 to 8.3% in 1995 as a result of closing the thirteen Northeast stores that had higher occupancy costs and generally lower sales volumes than the remaining stores.

Depreciation and amortization expense as a percentage of sales decreased from 3.4% in 1995 to 2.6% in 1996 as a result of the impairment of long-lived assets when the Company adopted during the fourth quarter ended January 3, 1996, the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is discussed below. Depreciation and amortization expense as a percentage of sales decreased from 3.5% in 1994 to 3.4% in 1995 as a result of the closing of the thirteen Northeast stores and the spin-off of the three Florida stores. In 1995, the closing of the thirteen Northeast stores resulted in the write-off of approximately $9,319,000 of leasehold improvements and equipment, net of accumulated depreciation and amortization.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses decreased from $2,720,391 in 1995 to $2,270,372 in 1996 or a reduction of $450,019. The decrease in fiscal 1996 of $450,019 is primarily related to continued cost reductions in salaries and wages, travel, legal fees and payroll taxes net of increases in professional services fees and store management incentive awards.

General and administrative expenses decreased from $3,324,020 in 1994 to $2,720,391 in 1995 or a reduction of $603,629. The reduction in fiscal 1995 of $603,629 is primarily related to reductions in salaries and wages, health insurance, other taxes and licenses, incentive compensation, professional fees and outside services net of increases in legal fees and travel expenses.


AMORTIZATION OF GOODWILL
------------------------
This expense category was new in 1994 as a result of the Homestyle/Stacey merger in December, 1993. Total goodwill is being amortized over 20 years. In 1995, three restaurants were spun-off in exchange for the return to the Company of 400,000 shares of its common stock. The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill.
The future amortization of the remaining balance of goodwill will result in an annual charge of $474,500 per year.

PROVISION FOR RESTAURANT CLOSINGS
---------------------------------
Because of losses and negative cash flow of certain restaurants in the Northeast, it was necessary to establish a reserve for the costs associated with closing these restaurants. These costs consist of the write-off of the net book value of assets that will not be retained and the costs of terminating long term leases. The reserve was originally established in 1990 and subsequently adjusted to reflect the current situation from year to year.

For fiscal 1996, $225,000 was added to the existing reserve for restaurant closings. This increase is attributable to the settlement of additional lease termination agreements and revised cost estimates to settle lease obligations. For fiscal 1995, $1,750,000 was added to the existing reserve for restaurant closings. That amount was attributable to the settlement of various lease termination agreements and revised cost estimates to settle lease obligations. For fiscal 1994, $2,191,881 was added to the existing reserve to cover anticipated closing costs.


IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
During the fourth quarter ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (" Statement 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value less the estimated selling costs.

As part of the implementation of Statement 121, all assets related to each restaurant location, including goodwill, were tested for possible impairment. As a result of this test, an impairment reserve totaling $4,475,000 was charged against operations during the quarter ended January 3, 1996.

Fair value for the long-lived assets was determined based on estimated market values for similar assets and on the expected discounted cash flows from the assets.

OTHER INCOME
------------
In 1996, other income consisted primarily of interest income, net of interest expense, gain on sale of assets and royalty fees from licensees. Income from royalty fees for 1996 was approximately $250,000. There was a gain on the sale of assets of $75,000 included in other income in 1996. Additionally, interest income was approximately $38,000 which was partially offset by interest expense of $35,000 in 1996. It is anticipated that the reduction in the number of stores subject to license agreements with the Company will substantially reduce the income from royalty fees in fiscal 1997.

In 1995, other income and expense consisted primarily of interest income and expense and royalty fees from licensees. Income from royalty fees for 1995 was approximately $289,000. Interest income was approximately $66,000 which was offset by interest expense of $47,000 in 1995.

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


INCOME TAXES
------------
There was no income tax expense or benefit for 1996, 1995 and 1994 due to net operating losses for which no tax benefit is provided.

INFLATION
---------
During the three year period covered by this report, there were no significant commodity price increases that had a major impact on our food programs. Effective menu management helped to suppress any increases in key items. There was a $.50 per hour increase in the minimum wage to $4.75 per hour, that was effective September 1, 1996. There is an additional increase in the minimum wage scheduled to become effective on September 1, 1997 for an additional $.40 per hour. There were no increases in the minimum wage during 1995 and 1994.

The overall impact of inflation during the past three years has largely been offset by greater volume-purchase discounts and cost reduction programs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash flow provided by operating activities was approximately $146,000 for fiscal 1996 compared with approximately $824,000 for fiscal 1995 and approximately $2,401,000 in fiscal 1994. Differences between fiscal 1996 and 1995 are primarily a result of working capital uses of cash primarily as a result of changes in accounts payable and the provision for restaurant closings.

The Company's cash flow used in investing activities was approximately $295,000 for fiscal 1996 compared with approximately $183,000 for fiscal 1995 and $2,953,000 in fiscal 1994. The primary investing activity for each of these three years was capital expenditures. Capital expenditures for fiscal 1996 related to the costs of opening a new store in Florida and the replacement costs of major renewals of restaurant equipment. Capital expenditures for fiscal 1995 related to the costs of converting one new store in Florida that was previously operated as a Stacey's Buffet under a license agreement and the replacement costs of major renewals of restaurant equipment. The capital expenditures in 1994 relate primarily to the conversion of the Homestyle stores to Stacey's Buffet concept after the merger in December, 1993.

The Company's cash flow used in financing activities was approximately $147,000 for fiscal 1996 compared with approximately $123,000 for fiscal 1995 and $424,000 for fiscal 1994. The primary use of cash flows used in financing activities in fiscal 1996, 1995 and 1994 were payments made under capital lease obligations.

The Company's liquidity has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred used most of the Company's cash reserves. At January 1, 1997, there is $806,194 in short-term investments, which is being used to secure a $500,000 line of credit and a $250,000 letter of credit that supports our self-funded worker's compensation and general liability insurance programs.
 On January 5, 1997, the line of credit facility expired and all amounts outstanding under the line were repaid. Approximately $581,000 of the short-term investments were released from the security agreement and converted to cash for operating working capital.

The Company's ratio of current assets to current liabilities at year-end 1996 was .20 compared to .23 at year-end 1995 and .21 at year-end 1994. Included in current liabilities at year-end for 1996 is $2,175,000 for the provision for restaurant closings. Approximately $1,167,000 of that reserve is for anticipated write-offs of equipment and leasehold improvements, which do not affect the use of cash.

Based on current operating results and management's projected operating results for fiscal 1997 of the remaining twenty-four restaurants, using actual fiscal 1996 results as the basis of these projections, the Company expects cash flows generated from restaurant operations will be adequate to pay debts as they become due.

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------

(a)  (1)  FINANCIAL STATEMENTS

    The following financial statements of Stacey's Buffet, Inc. are included in Part II, Item 8:

		REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
		BALANCE SHEETS as of January 1, 1997 and January 3, 1996 STATEMENTS OF OPERATIONS for the years ended January 1, 1997,
		   January 3, 1996 and December 28, 1994
		STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended January 1,
		   1997, January 3, 1996 and December 28, 1994
		STATEMENTS OF CASH FLOWS for the years ended January 1, 1997,
		   January 3,1996, and December 28, 1994
		NOTES TO FINANCIAL STATEMENTS

	(2) OTHER SCHEDULES

	All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

	 (3) EXHIBITS

	The following exhibit is filed as part of this report or incorporated herein by reference.
		Exhibit 3.1    Articles of Incorporation, as amended
		Exhibit 3.2    By Laws, as amended

(b)  REPORTS ON FORM 8-K

	Reports on Form 8-K filed during the fourth quarter of 1996:

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


					STACEY'S BUFFET, INC.



Date:  March 31, 1997

By:      /s/Stephen J. Marrier
   ----------------------------------
  Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	   SIGNATURE                     TITLE                         DATE
	   ---------                   ---------                     ---------


  /s/ Stephen J. Marrier    Chairman and Chief Executive         March 31, 1997
  ----------------------         Officer and Director



  /s/ Garrett B. Hunter     Director                             March 31, 1997
  ----------------------



  /s/ Peter J. Hurley       Director                             March 31, 1997
  ----------------------



  /s/ Daniel J. Sullivan    Chief Financial Officer (Principal   March 31, 1997
					   (Principal Financial and Accounting
					    Officer)

					    STACEY'S BUFFET, INC.

						Financial Statements

				  January 1, 1997 and January 3, 1996

			    With Independent Auditors' Report Thereon

					INDEPENDENT AUDITORS' REPORT
					----------------------------


The Board of Directors and Stockholders
Stacey's Buffet, Inc.:


We have audited the accompanying balance sheets of Stacey's Buffet, Inc. as of January 1, 1997 and January 3, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stacey's Buffet, Inc. as of January 1, 1997 and January 3, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 1997 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Tampa, Florida
February 14, 1997

						   STACEY'S BUFFET, INC.
							 Balance Sheets
					   January 1, 1997 and January 3, 1996
											 January 1,           January 3,
			Assets                                     1997                 1996
			------                                     ----                 ----
Current assets:
  Cash and cash equivalents                        $     252,991              548,791
  Short-term investments                                 806,194              769,668
  Receivables                                            162,993              101,208
  Inventory                                              309,013              356,667
  Prepaid expenses and other                              35,352               80,354
										   -----------           ----------
	  Total current assets                            1,566,543            1,856,688

Property and equipment, less accumulated
	depreciation                                      6,939,536            7,846,665
Deposits and other assets                                162,588              173,545
Goodwill, less accumulated amortization                8,109,988            8,584,488
										   -----------          -----------
										 $  18,461,622           18,461,386
										   ===========          ===========
	 Liabilities and Stockholders' Equity
	 ------------------------------------
Current liabilities:
  Accounts payable                                 $   2,638,948            2,988,571
  Line of credit                                         340,000              175,000
  Current portion of obligations
	under capital leases                                 16,168              159,704
  Accrued expenses                                     2,052,122            1,820,051
  Accrued rent                                           607,818              708,991
  Reserve for restaurant closings                      2,174,623            2,064,406
										   -----------          -----------
	 Total current liabilities                        7,829,679            7,916,723

Obligations under capital leases,
	excluding current portion                             8,840               11,694
Other liabilities                                           -                  25,578
										   -----------          -----------
	  Total liabilities                               7,838,519            7,955,995

Stockholders' equity:
   Common stock, $.01 par value.  Authorized
	25,000,000 shares; issued 2,493,144 shares
	at January 1, 1997 and January 3, 1996               24,931               24,931
   Additional paid in capital                         42,787,602           42,787,602
   Accumulated deficit                               (33,872,397)         (32,307,142)
										   -----------          -----------
	  Net stockholders' equity                        8,940,136           10,505,391

Commitments and contingencies
										   -----------          -----------
										 $  16,788,655           18,461,386
										   ===========          ===========
See accompanying notes to financial statements.

							  STACEY'S BUFFET, INC.

							Statements of Operations

					 Years ended January 1, 1997, January 3, 1996
									and December 28, 1994


									   January 1,     Janaury 3,    December 28,
										1997           1996           1994
										----           ----           ----
Restaurant sales                            $   38,781,373     48,826,319     54,259,025

Cost of restaurant sales:
   Food cost                                    15,085,912     19,151,959     21,708,862
   Labor cost                                   11,909,174     14,690,105     17,667,224
   Operating cost                                6,374,458      8,343,591      8,121,165
   Occupancy cost                                3,376,938      4,034,199      4,831,502
   Depreciation and amortization                   994,130      1,667,952      1,900,961
									 ------------   ------------   ------------
	 Total restaurant costs                    37,740,612     47,887,806     54,229,714
									 ------------   ------------   ------------
   Restaurant profit                               938,513         29,311         22,541

General and administrative expenses              2,270,372      2,720,391      3,324,020
Amortization of goodwill                           474,500        531,653        580,642
Provisions for restaurant closings                 225,000      1,750,000      2,191,881
Impairment of long-lived assets                       -         4,475,000           -
									 ------------   ------------   ------------
   Operating loss                               (1,929,111)    (8,538,531)    (6,067,232)

Other income                                       363,856        429,352        256,292
									 ------------   ------------   ------------
   Loss before income taxes                     (1,565,255)    (8,109,179)    (5,810,940)

Income taxes                                          -              -              -
									 ------------   ------------   ------------
   Net loss                                 $   (1,565,255)    (8,109,179)    (5,810,940)
									 ============   ============   ============


Net loss per share of common stock          $      (0.60)         (0.40)         (1.29)
										=======        =======        =======




See accompanying notes to financial statements.

									  STACEY'S BUFFET, INC.

								 Statements of Stockholders' Equity

							 Years ended January 1, 1997, January 3, 1996
									   and December 28, 1994


													  Additional                                       Net
									Common stock            paid-in       Treasury     Accumulated   stockholders'
								  Shares      Amount         capital        stock         deficit           equity
								  ------      --------       -------        -----         -------           ------
Balances at December 29, 1993           14,388,339  $  143,883      45,148,851       -        (18,387,023)       26,904,711

  Effect of July 17, 1996 five-
    for-one reverse stock split        (11,510,745)   (115,108)        115,108       -              -                  -
								----------   ---------      ----------   ---------    ------------     ------------
Adjusted balances at December 29, 1993   2,877,594      28,775      45,262,959       -        (18,387,023)       26,904,711

  Exercise of stock options                    550           6           7,213       -              -                 7,219

  Stock issued to officer                    3,000          30          33,720       -              -                33,750

  Expenses incurred in connection
    with 1993 rights offering                -            -            (91,420)      -              -               (91,420)

  Stock issued to settle leases             12,000         120          71,130       -              -                71,250

  Net loss                                   -            -              -           -         (5,810,940)       (5,810,940)
								----------   ---------      ----------   ---------    ------------     ------------
Balances at December 28, 1994            2,893,144      28,931      45,283,602       -        (24,197,963)       21,114,570

  Purchase of shares                         -            -               -     (2,500,000)         -            (2,500,000)

  Retirement of treasury stock            (400,000)     (4,000)     (2,496,000)  2,500,000          -                 -

  Net loss                                   -            -               -          -         (8,109,179)       (8,109,179)
								----------   ---------      ----------   ---------    ------------      -----------
Balances at January 3, 1996              2,493,144  $   24,931      42,787,602       -        (32,307,142)       10,505,391

  Net loss                                   -            -               -          -         (1,565,255)       (1,565,255)
								----------   ---------      ----------   ---------    ------------      -----------
Balances at January 1, 1997              2,493,144  $   24,931      42,787,602       -        (33,872,397)       10,505,627
								==========   =========      ==========   =========    ============      ===========


See accompanying notes to financial statements.

							STACEY'S BUFFET, INC.
						    Statements of Cash Flows
					  Years ended January 1, 1997, January 3, 1996
							  and December 28, 1994

													  January 1,      January 3,     December 28,
													    1997            1996            1994
													    ----            ----            ----
Cash flow from operating activities:
  Net loss                                                     $  (1,565,255)     (8,109,179)     (5,810,940)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
	 Depreciation and amortization                                1,677,019       2,384,139       2,481,603
	 Provision for restaurant closings                              225,000       1,750,000       2,191,881
	 Provision for impairment of long-lived assets                     -          4,475,000            -
	 Change in assets and liabilities:
	   (Increase) decrease in assets:
		 Short-term investments                                    (36,526)         69,702       4,787,351
		 Receivables                                               (61,785)        (33,457)         37,263
		 Inventory                                                  47,654         162,322         (94,437)
		 Income tax refund receivable                                 -             19,199          37,610
		 Prepaid expenses and other                                 45,002         281,629         115,696
		 Deposits and other assets                                  10,957         (10,402)        105,895
	   Increase (decrease) in liabilities:
		 Accounts payable                                         (349,623)        422,827        (105,507)
		 Line of credit                                            165,000         (13,000)        188,000
		 Accrued expenses                                          130,898      (1,326,999)         66,201
		 Other liabilities                                         (27,578)        (19,993)          6,765
		 Reserve for restaurant closings                          (114,783)        772,641      (1,606,156)
													 -----------     -----------     -----------
		   Net cash provided by operating activities               145,980         824,429       2,401,225

Cash flows from investing activities:
  Capital expenditures                                              (295,390)       (175,705)     (2,952,843)
  Other                                                                 -             (7,460)           -
													 -----------     -----------     -----------
		  Net cash used in investing activities                   (183,165)     (2,952,843)     (4,611,874)

Cash flows from financing activities:
  Proceeds from stock options exercised                                 -               -              7,192
  Payments on capital lease obligations                             (146,390)       (122,680)       (431,292)
													 -----------     -----------     -----------
		  Net cash used in financing activities                   (146,390)       (122,680)       (424,100)
													 -----------     -----------     -----------
		  Net (decrease) increase in cash                         (295,800)        518,584        (975,718)
Cash and cash equivalents at beginning of period                     548,791          30,207       1,005,925
													 -----------     -----------     -----------
Cash and cash equivalents at end of period                      $    252,991         548,791          30,207
													 ===========     ===========     ===========
																																		   (Continued)

							  STACEY'S BUFFET, INC.

						Statements of Cash Flows,  Continued


													   January 1,      January 3,     December 28,
														1997            1996            1994
														----            ----            ----
Supplemental disclosure of cash flow information:

   Cash payments during the period for:
	 Interest paid                                              $    35,587     $    46,849     $    60,735
													 ==========      ==========      ==========

Supplemental schedule of noncash investing and financing activities:

	 Write-off of leasehold improvements and equipment
	    (net of accumulated depreciation) against the
	    reserve for restaurant renovations and closings         $      -        $ 9,319,127     $ 1,183,896
													 ==========      ==========      ==========
	 Issuance of 12,000 shares of common stock to
	    landlord for lease conssions and as part
	    of the settlement to terminate lease                    $      -        $      -        $    71,250
													 ==========      ==========      ==========

	 Issuance of 3,000 shares of common stock to officer        $      -        $      -        $    33,750
													 ==========      ==========      ==========
	 Property and equipment acquired in restaurant
	    acquisition in exchange for royalty receivable
	    forgiveness                                             $       -       $   125,000     $      -
													 ===========     ==========      ==========
	 Obligations under capital leases assumed in
	    restaurant acquisition                                  $       -       $    29,375     $      -
													 ===========     ==========      ==========














See accompanying notes to financial statements.

						 STACEY'S BUFFET, INC.

					 Notes to Financial Statements

				   January 1, 1997 and January 3, 1996




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	------------------------------------------

	  DESCRIPITION OF BUSINESS
	  ------------------------
	   Homestyle Buffet, Inc. merged with Stacey-Lynn Group, Inc. on December 13, 1993 and changed its name to Stacey's Buffet, Inc. (the "Company"). The Company operates a chain of buffet-style restaurants. The Company had twenty-four stores open at January 1, 1997, twenty-eight stores open at January 3, 1996, and forty-three stores open at December 28, 1994. Of the stores opened at January 1, 1997, twenty are located in the state of Florida. Four restaurants were closed in 1996, one restaurant was sold, and one new restaurant was opened. Thirteen restaurants were closed in 1995, three restaurants were sold, and one restaurant was acquired from a licensee. Two stores were closed and four stores were opened during 1994.

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

	   The carrying amount of short-term investments approximates fair value because of the short maturity, generally less than three months, of these instruments.

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

	   The Company accounts for long-lived assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the cost of long-lived assets, including goodwill, may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow is required.




																						  (Continued)


										    2
								    STACEY'S BUFFET, INC.

								Notes to Financial Statements



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

	  EARNINGS (LOSS) PER SHARE
	  -------------------------
	   Earnings (loss) per share information is computed based on the weighted average number of common shares outstanding of 2,493,144 for the year ended January 1, 1997, 2,704,539 for the year ended January 3, 1996 and 2,880,128 for the year ended December 28, 1994.

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

	  RECLASSIFICATIONS
	  -----------------
	   Certain amounts as of January 3, 1996 and December 28, 1994 have been reclassified to conform to the January 1, 1997 presentation.


(2)  PROPERTY AND EQUIPMENT
	----------------------

	   Property and equipment, consists of the following:


								 JANUARY 1,    JANUARY 3,   USEFUL LIVES
								    1997          1996        IN YEARS
								    ----          ----         ------
	    Restaurant equipment         $   9,610,938    10,027,140       5 - 12
	    Leasehold improvements           4,741,255     4,866,625      15 - 20
	    Other equipment                    570,203       591,663         5
								-----------   -----------      =======
								 14,922,396    15,485,428
	    Less accumulated depreciation    7,982,860     7,638,763
								-----------   -----------
							   $   6,939,536     7,846,665
								===========   ===========



(3)  LEASES
	------

	   The Company's restaurants are in leased facilities. These leases are operating leases with initial terms from five to ten years with options to renew, resulting in maximum lease terms of fifteen to twenty years.



													  (Continued)

								 3
						  STACEY'S BUFFET, INC.

					   Notes to Financial Statements



	   Future minimum lease payments under signed noncancelable operating leases as of January 1, 1997 are as follows:




										   EXISTING
					   FISCAL YEAR             FACILITIES
					   -----------             ----------

						 1997                $ 2,496,188
						 1998                  2,396,524
						 1999                  1,584,612
						 2000                  1,159,522
						 2001                    796,143
					   Thereafter                 432,910
										  ==========


	   Total rent expense was approximately $2,700,000 for the year ended January 1, 1997, $3,480,000 for the year ended January 1, 1996 and $4,627,000 for the year ended December 28, 1994. Certain leases have initial free periods and annual fixed escalators which are expensed on a straight-line basis over the lease term.


(4)  LONG-LIVED ASSETS
	-----------------

	   During the fourth quarter ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 (" Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value less the estimated selling costs.

	   As part of the implementation of Statement 121, all assets related to each restaurant location, including goodwill, were tested for possible impairment. As a result of this test, $4,475,000 was charged against operations during the quarter ended January 3,1996 for asset impairments.

	   Impaired long-lived assets "fair value" was determined based on estimated market values for similar assets and on the expected discounted cash flows from those assets.

(5)  LINE OF CREDIT
	--------------

	   The Company executed a line of credit on June 2, 1994 to support short-term working capital requirements for $500,000. Interest is at the prime rate and payable monthly. The line is secured by short-term investments held by the Company. As of January 1, 1997, the unused line was $160,000. This line of credit expired on January 6, 1997, and was paid in full. Additionally, the short-term investments that secured the line of credit were converted to cash in January, 1997.


(6)  RESERVE FOR RESTAURANT CLOSINGS
	-------------------------------

	   The Company increased the estimated reserve for restaurant closings in the year ended December 28, 1994 by $2,191,881. The increase was attributable to revised cost estimates to settle lease obligations, the addition of several new stores targeted for closing, and the decision to hold certain stores for sale. The Company charged $2,790,052 against the reserve for the year ended December 28, 1994.

																							  (Continued)

							  4
					    STACEY'S BUFFET, INC.

					Notes to Financial Statements




	   The Company increased the reserve for restaurant closings in the year ended January 3, 1996 by $1,750,000. The increase is attributable to the settlement of various lease termination agreements, revised cost estimates to settle lease obligations and two additional stores which have closed subsequent to January 3, 1996. The Company charged $8,546,486 (net of accrued rent and expenses related to closed stores) against the reserve for restaurant closings for the year ended January 3, 1996. Additionally, during the year ended January 3, 1996, the Company entered into several lease termination agreements with various landlords to facilitate the closing of unprofitable stores. These agreements are all non-interest bearing and require varying payments over five years.

	   The Company increased the reserve for restaurant closings in the year ended January 1, 1997 by a $225,000 charge to the provision for store closings and $377,876 reclassed from accrued liabilities. The increase was attributable to revised cost estimates to settle lease obligations and the addition of five stores that were closed in 1996. The Company charged $426,338 in cash payments for settlement agreements and $66,321 in cash payments for legal fees and to move retained equipment against the reserve for store closings for the year ended January 1, 1997.

	   The balance of the reserve for restaurant closings as of January 1, 1997 is comprised of the following:

											  RESTAURANT
											  CLOSINGS
											  --------
			 Lease termination agreements and
			    remaining lease expense           $   1,007,487
			 Disposal of leasehold improvements
			    and equipment                         1,167,136
											 ----------
										   $   2,174,623
											 ==========

	   During the year ended December 28, 1994, the results of eight restaurants were charged against the reserve for restaurant renovations and closings. There were no such charges against the reserve in 1995 or in 1996.

(7)  INCOME TAXES
	------------

	   Income tax benefit attributable to loss before income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 35 percent for January 1, 1997, January 3, 1996 and December 28, 1994 to loss before income taxes as a result of the following:

								 JANUARY 1,    JANUARY 3,    DECEMBER 28,
								   1997          1996           1994
								   ----          ----           ----
   Computed "expected" tax benefit    $  (548,000)    (2,838,000)    (2,035,000)
   Increase (reduction) in income
	 taxes resulting from:
	   Change in the beginning of
		  the year balance of the
		  valuation allowance for
		  deferred tax assets
		  allocated to income tax
		  expense                       660,000      3,419,000      2,296,000


	   State tax benefit, net of
		  Federal effect               (112,000)      (316,000)      (312,000)
	   Other, net                           -           265,000         51,000
								----------     ----------     ----------
							    $      -              -              -
								==========     ==========     ==========

																					  (Continued)

								5
						STACEY'S BUFFET, INC.

					 Notes to Financial Statements





	   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

											JANUARY 1,   JANUARY 3,
											  1997         1996
											  ----         ----
		Deferred tax assets:
		   Impairment of long-lived assets        $  1,621,000     1,790,000
		   Provision for store closings                870,000       826,000
		   Net operating loss carryforward          12,619,000    12,252,000
		   Miscellaneous tax credits                   121,000       120,000
		   Goodwill                                    427,000       309,000
		   Other                                       117,000        55,000
										  ------------  ------------
			Total gross deferred tax assets        15,775,000    15,352,000
			Less valuation allowance              (13,061,000)  (12,401,000)
										  ------------  ------------
			Net deferred tax assets                 2,714,000     2,951,000
																   ------------  ------------
		Deferred tax liabilities:
		   Property and equipment, due to
			differences in depreciation methods
			and useful lives                      (2,435,000)   (2,686,000)
		   Training                                  (279,000)     (265,000)
										  ------------  ------------
			Total gross deferred tax liabilities  (2,714,000)   (2,951,000)
															   ------------  ------------
			Net deferred tax asset              $       -             -
										  ============  ============

	   The valuation allowance as of January 1, 1997 was $13,061,000. The net change in the total valuation allowance was an increase of $660,000 and $3,419,000 for the years ended January 1, 1997 and January 3, 1996, respectively. The realization of deferred tax assets is dependent upon sufficient future taxable income. Based on prior operating results, the Company has a valuation allowance of its potential deferred net tax assets due to the uncertainty of the realization of the net deferred tax assets.

	   At January 1, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $31,500,000, which is available to offset future taxable income, if any, through 2011.

(8)  SHAREHOLDER RIGHTS PLAN
	-----------------------

	   The Company has adopted a Shareholder Rights Plan (the "Plan") which is designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Under the Plan, each of the Company's outstanding shares is now accompanied by a Right that would become exercisable at the close of business on the tenth day following the earlier to occur of:

		  1.  A public announcement that a person or group had acquired
			 beneficial ownership of 15% or more of the Company's common
			 stock or

		  2.  the commencement of, or the first public announcement or
			 announcement of an intention of any person or group to
			 commence, a tender offer or exchange offer which would result
			 in that person or group acquiring beneficial ownership of 15%
			 or more of the Company's common stock.

	   Once the Rights become exercisable, each Right entitles the holder to purchase nine shares of the Company's common stock at a purchase price of $.01 per share. The Rights may be redeemed by the Company at a redemption price of $0.001 per right at anytime prior to the Rights becoming exercisable.

																							  (Continued)


							    6
						STACEY'S BUFFET, INC.

					Notes to Financial Statements




(9)  STOCKHOLDERS' EQUITY
	--------------------

	   On July 17, 1996, the Company effected a five-to-one reverse stock split
	   that had been previously approved by the Board of Directors and was
	   approved by the shareholders at the annual shareholders meeting on June
	   21, 1996.  All references to the number of shares and per share amounts
	   have been restated to reflect the effect of the reverse split in the
	   financial statements for all periods presented.

(10) STOCK OPTION PLANS AND WARRANTS
	-------------------------------

	   Effective February 19, 1987, an employee stock option plan was adopted for which 104,593 shares of the Company's common stock were reserved. Effective May 9, 1990, the Company adopted a second employee stock option plan for which 42,000 shares of the Company's common stock were reserved. The option prices are to be no less than the fair market value of stock at the date of grant.

	   During the year ended December 28, 1994, options were granted to purchase 36,350 shares at $15.00 per share, 1,600 shares at $11.55 per share, 4,900 shares at $7.80 per share, and 10,700 shares at $5.20 per share. During the 1994, options to purchase 27,121 shares were canceled, and options to purchase 550 shares were exercised.

	   During the year ended January 3, 1996, options were granted to purchase 7,100 shares at $7.50 per share, 8,700 shares at $3.125 per share, 36,000 shares at $3.75, 17,000 shares at $22.00, 75,000 shares at
	   $10.00, and 5,000 shares at $4.70, and 20,000 at $5.00.  During 1995,
	   options to purchase 18,864 shares were canceled, and no options to purchase shares were exercised.

	   During the year ended January 1, 1997, options were granted to purchase 14,100 shares at $3.60 per share and 150,000 shares at $2.35 per share. During 1996, options to purchase 10,150 shares were canceled, and no options to purchase shares were exercised.

	   Under the employee stock option plan, options vest 25% per year for four years. Options to purchase 236,363 shares were exercisable at January 1, 1997. The vesting schedule by fiscal year for shares covered by the options is as follows:

							FISCAL YEAR
							-----------
							    1997           52,788
							    1998           48,288
							    1999           46,663
							    2000           41,650
										  ---------
										   189,389
										  =========

	   The Company has warrants outstanding for the purchase of 425,000 shares at $4.50 per warrant exercisable through November 1998. The result of the July 17, 1996, five-for-one reverse stock split requires five warrants to purchase one share of common stock. As of January 1, 1997, the Company has granted 231,000 stock options to officers that were unrelated to the employee stock option plan and 26,000 stock options to the underwriter and a former landlord.

																							  (Continued)

							    7
						STACEY'S BUFFET, INC.

					Notes to Financial Statements




(11) STOCK BASED COMPENSATION
	------------------------

	   During the year ended January 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which recommends stock based compensation be measured at fair value rather than intrinsic value and requires additional pro forma disclosure for companies that do not measure stock based compensation using the fair value method.

	   The Company applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and loss per share for the years ended January 1, 1997 and January 1, 1996, respectively, would have been increased by negligible pro forma amounts. This pro forma net loss and loss per share applies only to options and warrants granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not considered in the pro forma net loss and loss per share amounts referred to because compensation costs are reflected over the options and warrants vesting periods and compensation cost for options and warrants granted prior to December 29, 1994 is not considered.


(12) RELATED PARTIES
	---------------

	   During 1995, the Company and its former Chairman and Chief Executive Officer ("former Officer"), agreed to spin-off three restaurants in exchange for 400,000 shares of the Company's common stock. The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill. The former Officer entered into a license agreement to operate the stores under the Stacey's name using the buffet concept which requires the payment of a two percent royalty after six months of operations. During 1996, the former Officer terminated the license agreement and no longer operates these stores as Stacey Buffet restaurants. As part of the transaction, former Officer granted the Board of Directors the right to direct the voting of his remaining 400,000 shares through 1999.

(13) CONTINGENCIES
	-------------

	   The Company has various pending claims incurred in the ordinary course of business which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.


(14) LIQUIDITY
	---------
	   The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred used up most of the Company's cash reserves. Based on current operating results and management's projected operating results, the Company believes cash flow generated from restaurant operations will be sufficient to pay debts as they become due.