Form 10-Q
period 1997-03-26
STACEYS BUFFET INC
filed 1997-05-12
CIK 831984

			 SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


				  FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 1997.


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



   The number of shares outstanding of registrant's common stock as of May 8, 1997 was 2,493,144 shares.

					 STACEY'S BUFFET, INC.

						   INDEX
						   -----


											PAGE #

	PART I:  FINANCIAL INFORMATION
	   ------------------------------
Item 1.   Financial Statements:

  Balance Sheets as of March 26, 1997 and January 1, 1997 ...............   3

  Statements of Operations for the Twelve Weeks
   Ended March 26, 1997 and March 27, 1996 ..............................   4

  Statements of Stockholders' Equity for the Twelve
   Weeks Ended March 26, 1997 and March 27, 1996 ........................   5

  Statements of Cash Flows for the Twelve Weeks
   Ended March 26, 1997 and March 27, 1996 ..............................   6

  Notes to Financial Statements .........................................   7

Item 2.   Management's Discussion and Analysis of
  Financial Condition and Results of Operations .........................   8


	PART II:  OTHER INFORMATION
	   ---------------------------
Item 1. Legal Proceedings ...............................................  10

Item 2. Changes in Securities ...........................................  10

Item 3. Defaults Upon Senior Securities .................................  10

Item 4. Submission of Matters to a Vote of Security Holders .............  10

Item 5. Other Information ...............................................  10

Item 6. Exhibits and Reports on Form 8-K ................................  10

Signatures ..............................................................  11

					STACEY'S BUFFET, INC.
					   Balance Sheets
			   March 26, 1997 and January 1, 1997
					    (Unaudited)
									 March 26,      January 1,
Assets                                          1997            1997
------                                          ----            ----
Current assets:
  Cash and cash equivalents              $     174,006        252,991
  Short-term investments                       252,603        806,194
  Receivables                                  116,628        162,993
  Inventory                                    331,400        309,013
  Prepaid expenses and other                    91,950         35,352
								   ------------   ------------
	Total current assets                      966,587      1,566,543

Property and equipment, less accumulated
  depreciation                               6,713,656      6,939,536
Deposits and other assets                      162,388        162,588
Goodwill, less accumulated amortization      8,000,488      8,109,988
								   ------------   ------------
								 $  15,843,119     16,778,655
								   ============   ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                       $   1,886,468      2,638,948
  Line of credit                                  -           340,000
  Current portion of obligations under
    capital leases                              15,241         16,168
  Accrued expenses                           1,910,647      2,052,122
  Accrued rent                                 513,565        607,818
  Reserve for restaurant closings            1,872,008      2,174,623
								   ------------   ------------
	Total current liabilities               6,197,929      7,829,679

Obligations under capital leases, excluding
  current portion                                5,008          8,840
								   ------------   ------------
	Total liabilities                       6,202,937      7,838,519

Stockholders' equity:
  Common stock, $.01 par value.  Authorized
    25,000,000 shares; issued 2,493,144
    shares at March 26, 1997 and January 1,
    1997                                        24,931         24,931
  Additional paid in capital                42,787,602     42,787,602
  Accumulated deficit                      (33,172,351)   (33,872,397)
								   ------------   ------------
	Net stockholders' equity                9,640,182      8,940,136
Commitments and contingencies
								   ------------   ------------
								 $  15,843,119     16,778,655
								   ============   ============
							 3
See accompanying notes to financial statements.

				    STACEY'S BUFFET, INC.

				  Statements of Operations

		    For the Twelve Weeks Ended March 26, 1997
					and March 27, 1996
					    (Unaudited)




								  March 26,       March 27,
								    1997            1996
								   ------          ------
Restaurant sales                      $ 10,187,511       11,195,694

Cost of restaurant sales:
  Food cost                              3,772,997        4,126,431
  Labor cost                             2,783,715        3,130,152
  Operating cost                         1,448,713        1,584,850
  Occupancy cost                           639,694          745,718
  Depreciation and amortization            235,870          234,848
							    ------------     ------------
    Total restaurant costs               8,880,989        9,821,999
							    ------------     ------------
    Restaurant profit                    1,306,522        1,373,695



General and administrative expenses        533,204          573,352
Amortization of goodwill                   109,500          109,500
							    ------------     ------------
    Operating profit                       663,818          690,843


Other income                                36,228           98,172
							    ------------     ------------
    Income before income taxes             700,046          789,015

Income taxes                                  -                -
							    ------------     ------------
    Net income                        $    700,046          789,015
							    ============     ============



Net income per share of common stock  $       0.28            0.32
							    ============     ============

Weighted average number of
    common shares outstanding            2,493,144       2,493,144
							    ============     ============


See accompanying notes to financial statements.

[CAPTION]

							    STACEY'S BUFFET, INC.

						  Statements of Stockholders' Equity

					    For the Twelve Weeks Ended March 26, 1997
								and March 27, 1996
								    (Unaudited)



							Common stock          Additional                         Net
						   ------------------        paid-in       Accumulated    stockholders'
						   Shares       Amount       capital         deficit         equity
						   ------       ------       -------         -------         ------
Balances at January 1, 1997    2,493,144   $   24,931    42,787,602      (33,872,397)    8,940,136


  Net income                        -            -             -             700,046       700,046
						----------     --------   -----------      ------------   ----------
Balances at March 26, 1997     2,493,144   $   24,931    42,787,602      (33,172,351)    9,640,182
						==========     ========   ===========      ============   ==========







							Common stock          Additional                         Net
						   ------------------        paid-in       Accumulated    stockholders'
						   Shares       Amount       capital         deficit         equity
						   ------       ------       -------         -------         ------
Balances at January 3, 1996    2,493,144   $   24,931    42,787,602      (32,307,142)   10,505,391

    Net income                      -            -             -             789,015       789,015
						----------     --------   -----------      ------------   ----------
Balances at March 27, 1996     2,493,144   $   24,931    42,787,602      (31,518,127)   11,294,406
						==========     ========   ===========      ============   ==========







See accompanying notes to financial statements.

						STACEY'S BUFFET, INC.
					   Statements of Cash Flows
				For the Twelve Weeks Ended March 26, 1997
						 and March 27, 1996
							(Unaudited)
											    March 26,     March 27,
												 1997          1996
												------        ------
Cash flow from operating activities:
  Net earnings (loss)                                  $    700,046       789,015
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
	 Depreciation and amortization                         412,949       379,275
	 Change in assets and liabilities:
	   (Increase) decrease in assets:
		 Short-term investments                           553,591       (10,893)
		 Receivables                                       46,365       (50,241)
		 Inventory                                        (22,387)      (17,131)
		 Prepaid expenses and other                       (56,598)       13,262
		 Deposits and other assets                            200          -
	    Increase (decrease) in liabilities:
		 Accounts payable                                (752,480)     (852,945)
		 Line of credit                                  (340,000)     (175,000)
		 Accrued expenses                                (235,728)       61,166
		 Other liabilities                                   -           (2,841)
		 Reserve for restaurant closings                 (302,615)     (149,728)
											  -----------    ----------
		   Net cash provided by (used in)
			operating activities                           3,343       (16,061)

Cash flows from investing activities:
  Capital expenditures                                      (77,569)     (167,166)
											  -----------    ----------
		   Net cash used in investing activities          (77,569)     (167,166)

Cash flows from financing activities:
  Payments on capital lease obligations                      (4,759)      (22,050)

		   Net cash used in financing activities           (4,759)      (22,050)
											  -----------    ----------
		   Net decrease in cash                           (78,985)     (205,277)

Cash and cash equivalents at beginning of period            252,991       548,791
											  -----------    ----------

Cash and cash equivalents at end of period             $    174,006       343,514
											  ===========    ==========


Supplemental disclosure of cash flow information:

   Cash payments during the period for:
	   Interest paid                                  $      2,563         6,856
											  ===========    ==========
								 6

See accompanying notes to financial statements.

					  STACEY'S BUFFET, INC.

				   NOTES TO FINANCIAL STATEMENTS



1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1997. The results of operations for the twelve weeks ended March 26, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

					  STACEY'S BUFFET, INC.


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Results of operations are for the twelve weeks ("first quarter") ended March 26, 1997, as compared to the twelve weeks ended March 27, 1996. During January 1996, two underperforming restaurants located in the Northeast were closed. In March 1996, a new restaurant in Florida was opened. At the end of the first quarter 1997 and 1996, there were 24 Company-owned restaurants in operation.


RESTAURANT SALES of $10,187,511 for the quarter ended March 26, 1997, represents a decrease of $1,008,183 or 9.0% from the same quarter in 1996. The decrease in sales is primarily due to more stores open during the first quarter of 1996 compared to 1997.

Average weekly sales per restaurant for the twelve week quarter ended March 26, 1997 was $35,373, compared to average weekly sales of $35,096 per restaurant during the same period last year. The increase in average weekly sales in 1997 compared to the same period last year is due largely to modest price increase for lunches that was put into effect in the last quarter of fiscal 1996.


COST OF RESTAURANT SALES includes food, labor, operating , occupancy and depreciation and amortization expenses. Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food and labor as a percentage of sales for the twelve weeks ended March 26, 1997 totaled 64.3% compared to 64.9% for the twelve weeks ended March 27, 1996. This reduction was achieved by constantly monitoring food and labor costs to gain further efficiencies. Other operating costs, occupancy and depreciation as a percentage of sales, were 22.8% for the twelve weeks ended March 26, 1997 compared to 22.9% in the comparable period in 1996.


GENERAL AND ADMINISTRATIVE EXPENSES decreased by $40,148 or 7.0% for the twelve weeks ended March 26, 1997 as compared to the same period for the previous year. Total general and administrative expenses, as a percentage of sales, was 5.2% for the first quarter of 1997, as compared to 5.1% for the first quarter of 1996. This increase as a percentage of sales is a result of sales for the first quarter of fiscal 1997 being less than sales for the same period in 1996.

Amortization of goodwill was $109,500 for the first quarter of 1997 and 1996.

					  STACEY'S BUFFET, INC.



OTHER INCOME (EXPENSE) for the first quarter, 1997 was $36,228 compared to $98,172 in the same quarter, last year. Other income (expense) consists primarily of royalty fees earned, interest income, interest expense. The reduction in other income relates to the reduction in the number of restaurants being operated under license agreements in 1997 compared to 1996.

INFLATIONARY FACTORS were minimal on the operating results of the Company. Wholesale food costs have remained stable during the first quarter of 1997, and there have not been any noticeable increases in supplies and other costs.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The principal changes in the Company's financial condition from January 1, 1997 were decreases in accounts payable, short-term investments, the line of credit, the reserve for store closings and accrued expenses. As of March 26, 1997, Stacey's ratio of current assets to current liabilities was .16, as compared to .20 at January 1, 1997. Current liabilities as of March 26, 1997, include $1,872,008 for the provision for restaurant closings.

On January 5, 1997, the line of credit facility expired and all amounts outstanding under the line were repaid. Approximately $581,000 of the short-term investments were released from the security agreement and converted to cash for operating working capital.

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December, 1993 with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in prior years used up most of the Company's cash reserves.

Based on current operating results and management's projected operating results for fiscal 1997 of the remaining twenty-four restaurants, using actual fiscal 1996 results as the basis of these projections, the Company expects cash flows generated from restaurant operations will be adequate to pay debts in the ordinary course.

					  STACEY'S BUFFET, INC.



PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

   The registrant is not party to any material legal proceedings.

Item 2.   Changes in Securities

   Not applicable.

Item 3.   Defaults Upon Senior Securities

   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   Not applicable.

Item 6.   Exhibits and Reports on Form 8K

    a)  Exhibits:
		None
    b)  Reports on Form 8K:
		No Form 8-K was required to be filed during the first quarter, 1997.

					   STACEY'S BUFFET, INC.



						   SIGNATURES
						   ----------


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




									  STACEY'S BUFFET, INC.
									  ----------------------
										  (Registrant)



									  By  /s/ Daniel J. Sullivan
									  --------------------------
										   Daniel J. Sullivan
										   Chief Financial Officer