Form 10-Q
period 1997-06-18
STACEYS BUFFET INC
filed 1997-08-04
CIK 831984

		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549


				  FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 18, 1997.


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

801 West Bay Drive, Suite #704, Largo, FL                 33770
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



   The number of shares outstanding of registrant's common stock as of July 31, 1997 was 2,493,144 shares.

			     STACEY'S BUFFET, INC.

				   INDEX
				   -----                             PAGE #
								     ------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Balance Sheets as of June 18, 1997 and January 1, 1997 .................3

Statements of Operations for the Twelve Weeks and Twenty-
    four Weeks Ended June 18, 1997 and June 19, 1996 ...................4

Statements of Stockholders' Equity for the Twenty-four
    Weeks Ended June 18, 1997 and June 19, 1996 ........................5

Statements of Cash Flows for the Twenty-four Weeks
    Ended June 18, 1997 and June 19, 1996 ..............................6

Notes to Financial Statements ..........................................7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................8


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................11

Item 2.  Changes in Securities ........................................11

Item 3.  Defaults Upon Senior Securities ..............................11

Item 4.  Submission of Matters to a Vote of Security Holders ..........11

Item 5.  Other Information ............................................12

Item 6.  Exhibits and Reports on Form 8-K .............................12

     Signatures .......................................................13

                           STACEY'S BUFFET, INC.
                              Balance Sheets
                      June 18, 1997 and January 1, 1997
                                 (Unaudited)
                                               June 18,       January 1,
Assets                                           1997            1997
------                                           ----            ----
Current assets:
  Cash and cash equivalents                $    226,364         252,991
  Short-term investments                        254,866         806,194
  Receivables                                   105,028         162,993
  Inventory                                     284,767         309,013
  Income tax refund receivable                     -               -
  Prepaid expenses and other                     91,209          35,352
                                            ------------    ------------
     Total current assets                       962,234       1,566,543

Property and equipment,
  less accumulated depreciation               6,453,770       6,939,536
Deposits and other assets                       162,388         162,588
Goodwill, less accumulated amortization       7,890,988       8,109,988
                                            ------------    ------------
                                           $ 15,469,380      16,778,655
                                            ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                         $  2,639,270       2,638,948
  Line of credit                                   -            340,000
  Current portion of obligations
    under capital leases                         15,040          16,168
  Accrued expenses                            1,579,174       2,052,122
  Accrued rent                                  457,992         607,818
  Reserve for restaurant closings             1,818,524       2,174,623
                                            ------------    ------------
     Total current liabilities                6,510,000       7,829,679

Obligations under capital leases,
  excluding current portion                      18,710           8,840
                                            ------------    ------------
     Total liabilities                        6,528,710       7,838,519

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 25,000,000 shares; issued
    2,493,144 shares at June 18, 1997 and
    January 1, 1997                              24,931          24,931
  Additional paid in capital                 42,787,602      42,787,602
  Accumulated deficit                       (33,871,863)    (33,872,397)
                                            ------------    ------------
     Net stockholders' equity                 8,940,670       8,940,136

Commitments and contingencies
                                            ------------    ------------
                                           $ 15,469,380      16,778,655
                                            ============    ============
                                    3

See accompanying notes to financial statements.

                           STACEY'S BUFFET, INC.

                          Statements of Operations

                For the Twelve Weeks and Twenty-Four Weeks Ended
                        June 18, 1997 and June 19, 1996
                                 (Unaudited)


                                      Second Quarter Ended       Year to Date Ended
                                      --------------------       ------------------
                                      June 18,    June 19,      June 18,     June 19,
                                        1997        1996          1997         1996
                                        ----        ----          ----         ----
Restaurant sales                   $  7,827,438   9,320,006    18,014,949   20,515,700

Cost of restaurant sales:
  Food cost                           3,057,605   3,606,251     6,830,602    7,732,682
  Labor cost                          2,584,365   2,775,281     5,368,080    5,905,433
  Operating cost                      1,345,389   1,543,999     2,794,102    3,128,849
  Occupancy cost                        710,548     814,832     1,350,242    1,560,550
  Depreciation and amortization         236,858     209,966       472,728      415,336
                                     ----------- -----------  ------------ ------------
     Total restaurant costs           7,934,765   8,950,329    16,815,754   18,742,850
                                     ----------- -----------  ------------ ------------
  Restaurant profit (loss)             (107,327)    369,677     1,199,195    1,772,850



General and administrative expenses     535,916     461,731     1,069,120    1,064,561
Amortization of goodwill                109,500     109,500       219,000      219,000
                                     ----------- -----------  ------------ ------------
  Operating profit (loss)              (752,743)   (201,554)      (88,925)     489,289


Other income                             53,231      75,137        89,459      173,309
                                     ----------- -----------  ------------ ------------
  Income (loss) before income taxes    (699,512)   (126,417)          534      662,598

Income taxes                               -           -              -           -
                                     ----------- -----------  ------------ ------------
  Net income (loss)                $   (699,512)   (126,417)          534      662,598
                                     =========== ===========  ============ ============



Net income (loss) per share
  of common stock                  $      (0.28)      (0.05)         0.00         0.27
                                     =========== ===========  ============ ============

Weighted average number of
  common shares outstanding           2,493,144   2,493,144     2,493,144    2,493,144
                                     =========== ===========  ============ ============

                                           4

See accompanying notes to financial statements.

                                    STACEY'S BUFFET, INC.

                               Statements of Stockholders' Equity

                          For the Twenty-four Weeks Ended June 18, 1997
                                        and June 19, 1996
                                           (Unaudited)

                                     Common stock          Additional                        Net
                                  ------------------         paid-in      Accumulated    stockholders'
                                 Shares          Amount      capital        deficit         equity
                                 ------          ------     ---------      ---------       --------
Balances at January 1, 1997     2,493,144    $   24,931    42,787,602    (33,872,397)     8,940,136

  Net income                         -             -             -               534            534
                               -----------     ---------  ------------   ------------    -----------
Balances at June 18, 1997       2,493,144    $   24,931    42,787,602    (33,871,863)     8,940,670
                               ===========     =========  ============   ============    ===========





                                     Common stock          Additional                        Net
                                  ------------------         paid-in      Accumulated    stockholders'
                                 Shares          Amount      capital        deficit         equity
                                 ------          ------     ---------      ---------       --------
Balances at January 3, 1996     2,493,144    $   24,931    42,787,602    (32,307,142)    10,505,391

  Net income                         -             -             -              -           662,598
                               -----------     ---------  ------------   ------------    -----------
Balances at June 19, 1996       2,493,144    $   24,931    42,787,602    (31,644,544)    11,167,989
                               ===========     =========  ============   ============    ===========





                                                 5



See accompanying notes to financial statements.

                           STACEY'S BUFFET, INC.
                          Statements of Cash Flows
                 For the Twenty-four Weeks Ended June 18, 1997
                             and June 19, 1996
                                (Unaudited)
                                                       June 18,      June 19,
                                                         1997          1996
                                                         ----          ----
Cash flow from operating activities:
  Net earnings (loss)                               $      534       662,598
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                    779,737       762,597
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Short-term investments                       551,328       (15,152)
          Receivables                                   57,965       (12,575)
          Inventory                                     24,246        44,580
          Prepaid expenses and other                   (55,857)       (4,805)
          Deposits and other assets                        200          -
        Increase (decrease) in liabilities:
          Accounts payable                                 322    (1,175,966)
          Line of credit                              (340,000)       76,000
          Accrued expenses                            (622,774)     (194,199)
          Other liabilities                               -          (27,578)
          Reserve for restaurant closings             (356,099)     (233,895)
                                                     ----------    ----------
            Net cash provided by (used in)
               operating activities                     39,602      (118,395)

Cash flows from investing activities:
  Capital expenditures                                 (74,971)     (221,816)
                                                     ----------    ----------
            Net cash used in investing activities       74,971      (200,117)

Cash flows from financing activities:
  Proceeds from notes payable                           18,178          -
  Payments on capital lease obligations                 (9,436)      (37,374)
                                                     ----------    ----------
            Net cash used in financing activities        8,742       (37,374)
                                                     ----------    ----------
            Net decrease in cash                       (26,627)     (377,585)

Cash and cash equivalents at beginning of period       252,991       548,791
                                                     ----------    ----------

Cash and cash equivalents at end of period          $  226,364       171,206
                                                     ==========    ==========


Supplemental disclosure of cash flow information:

  Cash payments during the period for:
     Interest paid                                  $    2,563         5,529
                                                     ==========    ==========


See accompanying notes to financial statements.

                     STACEY'S BUFFET, INC.

                 NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------



1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1997. The results of operations for the twelve and twenty-four weeks ended June 18, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding in each period.

                     STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
Results of operations for the twelve weeks ("second quarter") and twenty-four weeks ("first half") ended June 18, 1997, as compared to the same periods last year:

RESTAURANT SALES of $7,827,438 for the quarter ended June 18, 1997 represents a decrease of $1,492,568 or 19.1% from the same quarter in 1996 and net sales of $18,014,949 for the first half of 1997represents an decrease of $2,500,751 or 12.2% compared to same period in 1996. The decrease in sales reflects the fewer number of restaurants operating in 1997 compared to 1996. Average weekly sales per restaurant location decreased to $31,276 in the first half of 1997 compared to $31,758 for the same period in 1996.


COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses.
Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food and labor as a percentage of sales for the twelve weeks ended June 18, 1997 increased to 72.1% compared to 68.5% for the twelve weeks ended June 19, 1996. Cost of food and labor as a percentage of sales for the twenty-four weeks ended June 18, 1997 increased to 67.7% compared to 66.5% for the twenty-four weeks ended June 19, 1996. These increases in costs as a percentage of sales were primarily due to the decrease in sales volumes as they relate to the relatively fixed cost of indirect labor, that consists of restaurant managers' salaries.

Operating costs and occupancy costs increased as a percentage of sales for the twelve and twenty-four weeks ended June 18, 1997 to 26.3% and 23.0% respectively compared to 25.3% and 22.9% for the same periods in 1996. The increase as a percentage of sales results from these costs that are less variable in nature to sales volumes being computed as a percentage of lower sales levels per store.

Depreciation and amortization expense increased as a percentage of sales a percentage of sales for the twelve and twenty-four weeks ended June 18, 1997 to 3.0% and 2.6% respectively compared to 2.3% and 2.0% for the same periods in 1996. The increase as a percentage of sales results from these costs being amortized on a straight line basis and are not variable in nature to sales volumes computed as a percentage of lower sales levels per store.
                             8

                     STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
                                                               (continued)

GENERAL AND ADMINISTRATIVE COSTS increased by $74,185 for the second quarter of 1997 compared to the second quarter of 1996 and by $4,559 for the first half of 1997 as compared to the first half of 1996. The increase in the second quarter of 1997's general and administrative expenses were due to increases in outside professional services and legal fees net of decreases in salaries and wages, travel and depreciation expenses.

Amortization of goodwill was $109,500 for the second quarter, 1997 and 1996. This non-cash expense is the result of the 1993 merger.


OTHER INCOME for the quarter and year-to-date, 1997 was $53,231 and $89,459, respectively, compared to $75,137 and $173,309 for the prior year. Most of the other income was from royalty fees from licensing the Stacey's name and buffet concept. The reduction in other income is primarily due to the reduction in the number of restaurants operating under licensing agreements.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the second quarter of 1996, and there have not been any noticeable increases in supplies and other costs.
The Company expects the proposed increase in the minimum wage will result in an increase in direct labor costs when the second phase of increases are required to be implemented later this year.



LIQUIDITY AND CAPITAL RESOURCES

The principal changes in the Company's financial condition from January 1, 1997 were decreases in accounts payable, short-term investments, the line of credit, the reserve for store closings and accrued expenses. As of June 18, 1997, Stacey's ratio of current assets to current liabilities was .15, as compared to
 .20 at January 1, 1997. Current liabilities as of June 18, 1997, include $1,818,524 for the reserve for restaurant closings.

On January 5, 1997, the line of credit facility expired and all amounts outstanding under the line were repaid. Approximately $581,000 of the short-term investments were released from the security agreement and converted to cash for operating working capital.

                     STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
                                                               (continued)

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993, with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in prior years used up most of the Company's cash reserves.

Based on current operating results and management's projected operating results for fiscal 1997 of the remaining twenty-four restaurants, using actual fiscal 1996 results as the basis of these projections, and assuming the Company's receipt of the proceeds of the $2,000,000 loan for which it has entered into a letter of intent with CKE Restaurants, Inc., the Company expects cash flows will be adequate to pay debts in the ordinary course.

                     STACEY'S BUFFET, INC.

                  PART II: OTHER INFORMATION
-------------------------------------------------------------------------

Item 1.	Legal Proceedings

     Not Applicable


Item 2.	Changes in Securities

     Not Applicable


Item 3.	Defaults Upon Senior Securities

     Not Applicable


Item 4.	Submission of Matter to a Vote of Security Holders

     The annual meeting of shareholders of Stacey's Buffet, Inc. was held on August 1, 1997, for the following purposes:

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

                     STACEY'S BUFFET, INC.

                  PART II: OTHER INFORMATION
-------------------------------------------------------------------------
                                                               (continued)



     The election of the Board of Directors, each to serve until the next annual meeting of stockholders or as otherwise provided, was approved by the following vote:

                              Shares Voted  Shares Voted    Shares Voted
        Director                 "For"        "Against"     "Abstaining"
	------------------     ---------       -------       ----------
        Garrett B. Hunter      2,156,689       126,057           -
        Peter J. Hurley        2,157,077       125,564           -
        Stephen J. Marrier     2,157,077       125,669           -
        Daniel J. Sullivan     2,161,142       121,604           -
        Maureen A. Jack        2,161,137       121,609           -

     The proposal to ratify the appointment of KPMG Peat Marwick as independent auditors for Stacey's Buffet, Inc. was approved by the following vote:

		Shares Voted       Shares Voted       Shares Voted
		   For               Against           Abstaining
		----------         ------------        ----------
                2,229,374             18,895             34,477


Item 5.  Other Information

     Not Applicable


Item 6.  Exhibits and Reports on Form 8K

	a)Exhibits:  None
	b)Reports on Form 8K:
            The Company filed a Form 8-K on July 28, 1997 reporting that Stacey's Buffet, Inc. had entered into a letter of intent to form a strategic alliance with Star Buffet, Inc., a wholly-owned subsidiary of CKE Restaurants, Inc.

                                SIGNATURE
				----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








					   STACEY'S BUFFET, INC.
					--------------------------
					      (Registrant)




					By   /s/ Daniel J. Sullivan
					  ---------------------------
					    Chief Financial Officer