Form 10-Q
period 1997-08-08
STACEYS BUFFET INC
filed 1997-11-24
CIK 831984

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

12812 60th Street North, Suite #200, Clearwatero, FL         33760
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (813) 507-0335




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  /X/     No  / /



   The number of shares outstanding of registrant's common stock as of November 19, 1997 was 2,493,144 shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders ..........11

Item 5.  Other Information ............................................12

Item 6.  Exhibits and Reports on Form 8-K .............................12

     Signatures .......................................................13

                              STACEY'S BUFFET, INC.
                                 Balance Sheets
                      October 8, 1997 and January 1, 1997
                                   (Unaudited)

                                                         October 8,  January 1,
          Assets                                            1997        1997
          ------                                           ------      ------
Current assets:
  Cash and cash equivalents                           $    136,572     252,991
  Short-term investments                                   259,469     806,194
  Receivables                                              114,749     162,993
  Inventory                                                273,754     309,013
  Prepaid expenses and other                                17,250      35,352
                                                        ----------  ----------
           Total current assets                            801,794   1,566,543

"Property and equipment, less accumulated depreciation   6,094,865   6,939,536
Deposits and other assets                                  157,019     162,588
"Goodwill, less accumulated amortization"                7,744,988   8,109,988
                                                        ----------  ----------
                                                      $ 14,798,666  16,778,655
                                                        ==========  ==========
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Accounts payable                                    $  3,923,443   2,638,948
  Line of credit                                              -        340,000
  Current portion of obligations under capital leases       12,890      16,168
  Accrued expenses                                       1,403,689   2,052,122
  Accrued rent                                             381,849     607,818
  Reserve for restaurant closings                        1,776,211   2,174,623
                                                        ----------  ----------
               Total current liabilities                 7,498,082   7,829,679

Obligations under capital leases, excluding
    current portion                                         16,534       8,840
                                                        ----------  ----------
               Total liabilities                         7,514,616   7,838,519

Stockholders' equity:
     Common stock, $.01 par value.  Authorized
       25,000,000 shares; issued 2,493,144 shares
       at October 8, 1997 and January 1, 1997               24,931      24,931
     Additional paid in capital                         42,787,602  42,787,602
     Accumulated deficit                               (35,528,483)(33,872,397)
                                                        ----------  ----------
               Net stockholders' equity                  7,284,050   8,940,136

Commitments and contingencies
                                                        ----------  ----------
                                                      $ 14,798,666  16,778,655
                                                        ==========  ==========

                                         3
See accompanying notes to financial statements.

                         STACEY'S BUFFET, INC.
                        Statements of Operations

               For the Sixteen Weeks and Forty Weeks Ended
                 October 8, 1997 and October 9, 1996
                               (Unaudited)



                                    Third Quarter Ended               Year to Date Ended
                                   ---------------------             --------------------
                                    October 8,   October 9,        October 8,     October 9,
                                      1997         1996              1997           1996
                                     ------       ------           --------        ------
Restaurant sales                 $  8,786,653   10,240,110        26,801,602    30,755,810

Cost of restaurant sales:
  Food cost                         3,544,609    4,160,126        10,375,211    11,892,810
  Labor cost                        3,156,684    3,386,652         8,524,764     9,292,085
  Operating cost                    1,694,830    1,938,601         4,488,932     5,067,450
  Occupancy cost                      933,201    1,071,969         2,283,443     2,632,519
  Depreciation and amortization       314,919      324,913           787,647       740,249
                                   ----------  -----------       -----------   -----------
    Total restaurant costs          9,644,243   10,882,261        26,459,997    29,625,113
                                   ----------  -----------       -----------   -----------

     Restaurant (loss) profit        (857,590)    (642,151)          341,605     1,130,698



General and administrative expenses   659,612      668,847         1,728,732     1,733,407
Amortization of goodwill              146,000      146,000           365,000       365,000
                                   ----------  -----------       -----------   -----------

     Operating loss                (1,663,202)  (1,456,998)       (1,752,127)     (967,710)


Other income                            6,582       74,712            96,041       248,021
                                   ----------  -----------       -----------   -----------

     Loss before income taxes      (1,656,620)  (1,382,286)       (1,656,086)     (719,689)

Income taxes                             -            -                 -             -
                                   ----------  -----------       -----------   -----------

     Net loss                    $ (1,656,620)  (1,382,286)       (1,656,086)     (719,689)
                                   ==========  ===========       ===========   ===========




Net loss per share of common stock $    (0.66)       (0.55)            (0.66)        (0.29)
                                   ==========  ===========       ===========   ===========


Weighted average number of
     common shares outstanding      2,493,144    2,493,144         2,493,144     2,493,144
                                   ==========  ===========       ===========   ===========

                                       4
See accompanying notes to financial statements.

                                        STACEY'S BUFFET, INC.

                                Statements of Stockholders' Equity

                           For the Forty Weeks Ended October 8, 1997
                                       and October 9, 1996
                                            (Unaudited)

                                       Common stock         Additional                      Net
                                    -----------------         paid-in     Accumulated   stockholders'
                                   Shares        Amount      capital        deficit        equity
                                  --------      --------    ---------      ---------      --------
Balances at January 1, 1997      2,493,144    $   24,931    42,787,602   (33,872,397)    8,940,136

    Net loss                          -              -            -       (1,656,086)   (1,656,086)
                                ----------      --------   -----------   ------------   -----------
Balances at October 8, 1997      2,493,144    $   24,931    42,787,602   (35,528,483)    7,284,050
                                ==========      ========   ===========   ============   ===========







                                       Common stock         Additional                      Net
                                    -----------------         paid-in     Accumulated   stockholders'
                                   Shares        Amount      capital        deficit        equity
                                  --------      --------    ---------      ---------      --------
Balances at January 3, 1996      2,493,144    $   24,931    42,787,602   (32,307,142)   10,505,391

    Net loss                          -              -            -         (719,689)     (719,689)
                                ----------      --------   -----------   ------------   -----------
Balances at October 9, 1996      2,493,144    $   24,931    42,787,602   (33,026,831)    9,785,702
                                ==========      ========   ===========   ============   ===========











                                                     5

See accompanying notes to financial statements.

                              STACEY'S BUFFET, INC.
                            Statements of Cash Flows
                     For the Forty Weeks Ended October 8, 1997
                               and October 9, 1996
                                   (Unaudited)

                                                         Second Quarter Ended
                                                         ---------------------
                                                         October 8,  October 9,
                                                           1997        1996
                                                          ------      ------
Cash flow from operating activities:
  Net  loss                                          $   (1,656,086)   (719,689)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       1,290,907   1,313,638
      Change in assets and liabilities:
       (Increase) decrease in assets:
          Short-term investments                            546,725     (29,383)
          Receivables                                        48,244     (21,439)
          Inventory                                          35,259      62,217
          Prepaid expenses and other                         18,102      45,306
          Deposits and other assets                           5,569      (3,717)
        Increase (decrease) in liabilities:
          Accounts payable                                1,284,495      51,759
          Line of credit                                   (340,000)    (67,659)
          Accrued expenses                                 (874,402)   (381,598)
          Other liabilities                                    -        (27,578)
          Reserve for restaurant closings                  (398,412)   (319,725)
                                                         -----------  ----------
                                                            (39,599)    (97,868)
Cash flows from investing activities:
  Capital expenditures                                      (81,236)   (309,062)
                                                         -----------  ----------
            Net cash used in investing activities           (81,236)   (309,062)

Cash flows from financing activities:
  Proceeds from notes payable                                18,178        -
  Payments on capital lease obligations                     (13,762)    (83,264)
                                                         -----------  ----------
            Net cash provided by (used in)
                financing activities                          4,416     (83,264)
                                                         -----------  ----------
            Net decrease in cash                           (116,419)   (490,194)

Cash and cash equivalents at beginning of period            252,991     548,791
                                                         -----------  ----------
Cash and cash equivalents at end of period             $    136,572      58,597
                                                         ===========  ==========

Supplemental disclosure of cash flow information:
  Cash payments during the period for:
    Interest paid                                      $      3,852      27,319
                                                         ===========  ==========
                                        6
See accompanying notes to financial statements.

                     STACEY'S BUFFET, INC.

                 NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------



1. The financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1997. The results of operations for the sixteen and forty weeks ended October 8, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. On October 31, 1997, the Company entered into certain agreements with Star Buffet, Inc., a Delaware corporation described in Item 5 below.

3. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding in each period.

                     STACEY'S BUFFET, INC.

Item 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

                     RESULTS OF OPERATIONS


Results of operations for the sixteen weeks ("third quarter") and forty weeks ended October 8, 1997, as compared to the same periods last year.


RESTAURANT SALES of $8,786,653 for the third quarter ended October 8, 1997 represents a decrease of $1,453,457 or 16.5% from the same quarter in 1996 and net sales of $26,801,602 for the year-to-date represents a decrease of $3,954,208 or 12.9%. The decrease in sales reflects the fewer number of restaurants operating in 1997 compared to 1996 along with same store sales decline of 12.2% for the third quarter of 1997 compared to the third quarter of 1996. Same store sales for the year-to-date period through the third quarter in 1997 compared to 1996 represents a decline of 8.3%.

Management has determined that its restaurants need to be remodeled and certain locations need to be rebranded to reduce the decline in same store sales. Plans to remodel and rebrand certain locations on a test basis are being finalized as part of the Business Services Agreement with Star Buffet, Inc. discussed in Item 5 below.


COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses. Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food and labor as a percentage of sales for the sixteen weeks ended October 8, 1997 increased to 76.2% compared to 73.7% for the comparable period in 1996. The increase in these costs for the quarter ended October 8, 1997, were attributable to higher labor costs as a percentage of sales. The increase in labor costs were due to the mandatory increase in the minimum wage. Cost of food and labor as a percentage of sales for the forty weeks ended October 9, 1996 increased to 70.5% compared to 68.9% for the comparable period in 1996. This increase was due to higher labor costs as a percentage of sales while food costs as a percentage of sales for the same period in 1996 remained the same. The increase in labor costs were due to the mandatory increase in the minimum wage.

Operating costs and occupancy costs increased as a percentage of sales for the sixteen and forty weeks ended October 8, 1997 to 29.9% and 25.2% respectively compared to 29.4% and 25.1% for the same periods in 1996. The increase as a percentage of sales is a result of these costs

                     STACEY'S BUFFET, INC.

Item 2 : 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
                                                                 (continued)

being relatively fixed despite the lower sales levels per store.

Depreciation and amortization expense increased as a percentage of sales for the sixteen and forty weeks ended October 8, 1997 to 3.6% and 2.9%, respectively, compared to 3.2% and 2.4% for the same periods in 1996. The increase as a percentage of sales is a result of these costs being relatively fixed despite the lower sales levels per store.


GENERAL AND ADMINISTRATIVE COSTS decreased by $9,235, or 1.4% for the third quarter, 1997 and by $4,675, or .3% for the first three quarters of 1997 as compared to the same periods in the previous year due to continued efforts by management to reduce variable overhead costs.

Amortization of goodwill was the same for the first three quarters of 1997 and 1996. This non-cash expense is the result of the 1993 merger.


OTHER INCOME for the quarter and year-to-date ended October 8, 1997 was $6,582 and $96,041, respectively, compared to $74,712 and $248,021 for the same periods in 1996. Most of the other income was from royalty fees from licensing the Stacey's name and buffet concept. The reduction in other income is primarily due to the reduction in the number of restaurants operating under licensing agreements.


INFLATIONARY FACTORS had minimal impact on the operating results of the Company. Wholesale food costs have remained stable during the third quarter of 1997, and there have not been any noticeable increases in supplies and other costs. The Company expects the increase in the minimum wage that went into effect at the end of the third quarter of 1997 will result in an additional increase in direct labor costs.

                         STACEY'S BUFFET, INC.

Item 2 : 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------
                                                                  (continued)

                    LIQUIDITY AND CAPITAL RESOURCES


The principal changes in the Company's financial condition from January 1, 1997 were decreases in accounts payable, short-term investments, the line of credit, the reserve for store closings and accrued expenses. As of October 8, 1997, the Company's ratio of current assets to current liabilities was
 .11, as compared to .20 at January 1, 1997. Current liabilities as of October 8, 1997, include $1,776,211 for the reserve for restaurant closings.

On January 5, 1997, the line of credit facility expired and all amounts outstanding under the line were repaid. Approximately $581,000 of the short-term investments were released from the security agreement and converted to cash for operating working capital.

The Company's capital has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993, with the Stacey Lynn Group. The remodeling and conversion program undertaken during 1994 and the operational losses incurred in recent years utilized most of the Company's cash reserves.

In connection with entering into the Credit Agreement with Star Buffet, Inc. as described in Item 5, the Company entered into agreements with certain of its creditors (that represent currently due obligations of approximately $2,165,000) to forgo collection efforts for a period up to 60 days provided that the Company make payments representing current purchases or rent payments on weekly or monthly basis.

Based on current operating results and management's projected operating results for fiscal 1997 of the Company's twenty-two restaurants, using actual fiscal 1996 results as the basis of these projections, and assuming the Company's receipt of the proceeds of the credit facility which it has entered into as of October 31, 1997, with Star Buffet, Inc., the Company expects cash flows will be adequate to pay debts if its creditors continue to advance extended terms to the Company.

                     STACEY'S BUFFET, INC.

                 PART II:  OTHER INFORMATION
-----------------------------------------------------------------------------

Item 1.	Legal Proceedings

	Not Applicable


Item 2.	Changes in Securities

	Not Applicable


Item 3.	Defaults Upon Senior Securities

	Not Applicable


Item 4.	Submission of Matter to a Vote of Security Holders

	Not Applicable


Item 5.	Other Information

	On October 31, 1997, Star Buffet, Inc., a Delaware corporation ("Star"), entered into a Business Services Agreement pursuant to which Star agreed to provide certain management, administrative and purchasing services for the Company's restaurants for a period of five years.

	Additionally, on October 31, 1997, Star agreed, subject to certain conditions, to make loans from time to time up to a maximum principal amount of $4.5 million to the Company, pursuant to a credit agreement dated October 31, 1997 (the "Credit Agreement"). In connection with the Credit Agreement, the Company granted to Star warrants to purchase 1,342,422 shares of the Company's common stock at a price of $1.00 per share, and entered into a security agreement, a promissory note, and an option granting to Star the right to purchase up to six of the Company's restaurants located in Florida.
 Star also received registration rights with respect to shares of the Company's common stock issuable upon exercise of the warrants. On October 31, 1997, Star advanced $400,000 to the Company pursuant to the Credit Agreement.

                     STACEY'S BUFFET, INC.

                  PART II:  OTHER INFORMATION
----------------------------------------------------------------------------
                                                                 (continued)


	On October 31, 1997, Star exercised its option in full to acquire the six restaurants with a closing of the sale anticipated to occur in December, 1997. The purchase price for the restaurants will be paid primarily by the cancellation of outstanding indebtedness under the credit agreement.

	In connection with the transactions contemplated by the Credit Agreement, Daniel J. Sullivan and Maureen A. Jack resigned from the Board of Directors of the Company. Stephen J. Marrier resigned as President, Chief Executive Officer and Chairman of the Board of Directors pursuant to a Severance and Noncompetition Agreement with the Company. In addition, Robert E. Wheaton, the President and Chief Executive Officer of Star, was elected Chairman of the Board of Directors of the Company, and Theodore Abajian, the Chief Financial Officer of Star, was elected to the Board of Directors of the Company.

	As discussed in Note 2 to the financial statements and in Item 5 above, the Company entered into several agreements with Star Buffet, Inc. on October 31, 1997. The Business Services Agreement provides on a fee basis for Star Buffet, Inc. to provide certain management, administrative and purchasing services for the Company and should permit the Company to reduce expenses by terminating most of its operational, administrative and purchasing personnel.

                     STACEY'S BUFFET, INC.

                  PART II:  OTHER INFORMATION
----------------------------------------------------------------------------
                                                                 (continued)

Item 6.	Exhibits and Reports on Form 8K

(a)  Exhibits:

Exhibit
Number

99.1  	Business Services Agreement, dated as of October 31, 1997, between the
Registrant and Star Buffet, Inc.

99.2  	Credit Agreement, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.3  	Promissory Note, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.4 Security Agreement, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.5 Warrant to Purchase Common Stock of Registrant, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.6  	Registration Rights Agreement, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.7 Option Agreement, dated as of October 31, 1997, between the Registrant and Star Buffet, Inc.

99.8 Severance and Noncompetition Agreement, dated as of October 30, 1997, between the Registrant and The Marrier Group, Inc.

99.9      Press Release dated November 3, 1997


(b)  Reports on Form 8K.

		None

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