Form 10-K
period 1997-12-31
STACEYS BUFFET INC
filed 1998-04-02
CIK 831984

===============================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________to ___________

                       Commission File Number 000-16791


                             STACEY'S BUFFET, INC.
            (Exact Name of Registrant as specified in its Charter)


             Florida                                  59-2736736
    (State or other jurisdiction of       (IRS Employer Identification no.)
     incorporation or organization)


  12812 60th Street North, Suite 200,
            Clearwater, FL                              33760
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (813) 507-0335

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each Exchange
               Title of each class                    on which Registered
      --------------------------------------         ---------------------

      Common Stock, par value $.01 per share                 None
       Warrants, Expiring 11/12/98

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant's common stock, as of March 25, 1998 was approximately $747,943.

      The number of shares outstanding of registrant's common stock as of March 25, 1998 was 2,493,144 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for Annual Meeting of stockholders to be held on June 26, 1998 are incorporated by reference into
Part III of this Annual Report.

===============================================================================


                             STACEY'S BUFFET, INC.


                        1997 Form 10-K Annual Report
                        ----------------------------

                              TABLE OF CONTENTS



Item 1.   BUSINESS                                                                 3

Item 2.   PROPERTIES                                                               7

Item 3.   LEGAL PROCEEDINGS                                                        8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      9

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                                 10

Item 6.   SELECTED FINANCIAL DATA                                                 11

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION                                                     13

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             20

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          DISCLOSURE                                                              40

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      41

Item 11.  EXECUTIVE COMPENSATION                                                  41

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          41

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          41

Item 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K        42


                                   PART I

INTRODUCTION
------------

Stacey's Buffet, Inc. (the "Company") has experienced substantial losses and declining sales for the past several years. These trends intensified in the year ended December 31, 1997 and, with the February 1998 termination of the Star Buffet, Inc. alliance discussed below, the Company's financial condition has become very critical. In addition to reporting a large loss for 1997, the Company's cash flow from operations is negative and the Company is operating with the forbearance of several vendors whose payables are considerably out of term as well as with the forbearance of many landlords whose leases with the Company are in default. Also, in the past year, three of the Company's five directors have resigned without replacement, and all of the Company's officers have resigned or been terminated.

Under these circumstances, a member of the Board of Directors has recently assumed the titles of interim President, CEO, and Chairman of the Board of Directors. The Company is continuing to operate with negative working capital and very limited financial and managerial resources. If the Company is unable to generate a positive cash flow in the very near future, the Company's financial resources will be insufficient to finance the Company's working capital needs or to permit the Company to continue as a going concern. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Certain statements in this Form 10-K may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements by their nature involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs, advertising and promotional efforts; access to credit or sale of individual restaurants; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management availability; terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in or the failure to comply with, government regulations; weather conditions, construction schedules; and other factors referenced in this Form 10-K.


Item 1.

BUSINESS
--------

General

The Company consists of a chain of buffet-style restaurants primarily in the southeastern United States. The Company's restaurants, operating under the name Stacey's Buffet, offer a broad selection of American and ethnic menu items as complete meals in a self-service, fixed price buffet format. At December 31, 1997, there were seventeen company owned Stacey's Buffets located in Florida and two Stacey's Buffets located in the Northeast; one each in Pennsylvania and New Jersey. Additionally, there was one licensed Stacey's Buffet located in Florida. Since that date, the Company has sold four restaurants in Florida. See Subsequent Events and Strategic Alliance with Star Buffet; Management Changes.

The Company was originally incorporated under Florida law in August 1986 to develop and operate a chain of buffet restaurants under the name Homestyle Buffet, Inc. In December 1993, the Company merged with a rival private buffet chain called "Stacey's Buffet," which was owned by the Stacey Lynn Group ("S-L Group"). S-L Group operated eleven buffet restaurants and licensed eight buffet restaurants, all under the name "Stacey's Buffet". S-L Group merged into Homestyle Buffet, Inc., which changed its name to "Stacey's Buffet, Inc."

Stacey's Buffet Restaurant Concept

The Company's restaurants feature a wide variety of menu items presented in the buffet format, providing complete meals for lunch and dinner. During fiscal 1997, lunches were priced at $5.29 and dinners from $5.90 to $7.25 depending upon the restaurant's market area and day of the week. In addition, the Company has special pricing for children ages 10 and under. Children ages 3 and under eat free. Older customers ("Seniors") may join the Company's 55 Plus Club, which gives them a discount on meals throughout the year. Barring special circumstances, the Company's restaurants are open every day of the year, except Christmas Day. The style and decor of the restaurants is designed to provide a casual atmosphere. The Company intends its restaurants to be particularly attractive to families and seniors. The Company has actively pursued a strategy of keeping prices as low as possible while relying on volume to keep costs per customer low.

Stacey's Buffet restaurants generally offer more than 100 menu items including a garden fresh 40-item salad bar, home style soups, pizza, hand-carved roast beef, turkey or ham, a variety of hot vegetables, numerous casseroles, baked dishes, warm fresh baked breads and an extensive selection of desserts and beverages. Management believes that greater menu selection attracts more customers and provides higher sales volumes for the Company.

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

A typical restaurant is approximately 10,000 square feet in size, accommodating approximately 300 customers, including a banquet room for groups. Decor tends to be traditional with carpeted dining rooms and upholstered chairs and booths. Most seating is at loose tables and chairs, which allow greater flexibility in seating large parties.

With the exception of Christmas Day, all Stacey's Buffet restaurants are currently open seven days a week, serving lunch from 11:00 a.m. to 4:00 p.m. and dinner from 4:00 p.m. to 8:00 or 9:00 p.m., Monday through Saturday. Dinner is served all day on Sunday from 11:00 a.m. to 8:00 p.m.

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

A number of the Company's managers had prior buffet or other restaurant experience. The Company operates in-restaurant training programs to instruct all managers in its policies and procedures and to prepare managers for new restaurant openings. The Company's headquarters personnel personally oversee each opening of a new restaurant, including training, food preparation and service operation.

The Company's food and beverage ingredients and restaurant supplies are purchased from independent suppliers approved by headquarters personnel who negotiate quality specifications, delivery commitments, pricing and payment terms directly with the suppliers. The Company attempts to obtain the most favorable prices through volume discounts. Management anticipates that because of the varied menu offering at a Stacey's Buffet, it will be able to maintain flexibility in setting menus and determining daily specials based upon market opportunities. To date, Stacey's Buffet has not experienced significant difficulty in obtaining adequate supplies of food products meeting its quality standards at acceptable prices, but no assurances can be made that if operations do not improve that availability of products may be curtailed. Management of the Company spends considerable time and effort maintaining its purchasing relationships and has been operating with standstill or other forbearance arrangements regarding past due amounts as it attempts to improve operations to increase cash flows.

Market Penetration

The Company's primary objective is to conserve its limited resources and maintain its operations in the face of very difficult financial and operational obstacles as the Company continues to seek out one or more relationships with other companies to replace the Star alliance which was terminated in February, 1998.

Management believes that the Company's restaurants are typically frequented by regular customers who have made a predetermined decision to dine at a particular Stacey's restaurant rather than customers who make an impulsive decision after first deciding to dine out. Stacey's has generally been able to take advantage of this fact by locating its restaurants in sites that are convenient and visible, but not the most expensive available sites.

As part of its plan to improve operations and cash flow, Management is reviewing all restaurant operations and is in the process of considering additional sales or restaurant closings to improve liquidity and earnings performance. Management has no plans to open any restaurants in 1998.

Competition

The restaurant business is highly competitive with respect to location, food types, quality, prices, service and decor. The business is affected by changes in eating habits of the public and by changes in local, regional or national economic conditions, demographic trends and by factors affecting consumers' disposable income. The Company competes not only with other buffet restaurants but also with a variety of other types of restaurants. A significant number of competitors are larger restaurant chains with longer operating histories, greater name recognition and greater financial resources.

Advertising and Promotion

During 1997, the Company spent approximately 1/2% of sales for advertising and promotion. Advertising for a particular restaurant is concentrated within a 5 to 10 mile radius of the restaurant, with emphasis on billboards in strategic areas and print media. The Company targets families as well as the senior market. The Company also relies upon word-of-mouth exposure to generate customer traffic.

Each general manager of a Company restaurant is given a nominal advertising budget, which will be used to promote local community advertising. Headquarters personnel must approve all advertising.

Regulation

The restaurant industry generally, and each Company-operated and licensed restaurants specifically, are subject to numerous federal, state and local government regulations, including those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company must operate its restaurants in accordance with local, state and federal regulations concerning food preparation such as minimum wage requirements, overtime, working conditions and citizenship requirements. The failure to obtain or retain food licenses or another increase in the minimum wage rate or other costs associated with employees could adversely affect the Company.

Employees

Currently, the Company employs 707 people, of which 7 are corporate supervisory and administrative personnel, 59 are restaurant managers or management trainees, and 641 are non-management restaurant employees. Approximately 50% of non-management restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced difficulty in hiring qualified employees at competitive wages. Relations with employees have been satisfactory and the Company believes its working conditions and compensation package compare favorably with its competition.

Licensed Restaurant

The Company has entered into a license agreement covering a restaurant that operates under the name "Stacey's Buffet." The licensee operates its restaurant in South Daytona, Florida. The licensee pays a royalty equal to 2% of licensee gross sales, subject to certain maximum amounts, with payments made on a monthly basis.

Pursuant to the license agreement, the Company has control over quality and other aspects of the licensed services as well as the use of the mark, advertising and any and all matters related to the licensed services and the mark. The Company has the right to inspect the licensed location and has absolute discretion over the assignment or other transfer of the license to a third party.

Except with respect to monitoring and overseeing the operations of the licensed restaurant pursuant to the terms of the license agreement, management of the Company has no substantive role in the day-to-day operations and management of the licensed restaurant.

Strategic Alliance with Star Buffet; Management Changes

As previously disclosed, on October, 31, 1997, Star Buffet, Inc. ("Star"), entered into a Business Services Agreement pursuant to which Star agreed to provide certain management, administrative and purchasing services for the Company's restaurants for a period of five years for a fee equal to 4.5% of sales. Additionally, Star agreed, subject to certain conditions, to make loans to the Company of up to a maximum principal amount of $4.5 million, pursuant to a Credit Agreement dated October 31, 1997 (the "Credit Agreement"). In connection with the Credit Agreement, the Company granted to Star a warrant to purchase 1,342,422 shares of the Company's common stock at a price of $1.00 per share, and simultaneously entered into a Security Agreement, a Promissory Note, and an option granting Star the right to purchase up to six of the Company's Florida restaurants located in Florida. Star also received registration rights with respect to shares of the Company's common stock issuable upon exercise of the warrant. This strategic alliance was facilitated by Harrison Hurley & Co. which acted as an advisor to the Company. (See Related Parties)

In connection with the transactions contemplated by the Credit Agreement, it was agreed that Robert E. Wheaton, the President and Chief Executive of Star, would be elected CEO and Chairman of the Board of Directors of the Company, and that Theodore Abajian, the Chief Financial Officer of Star, would be elected to the Board of Directors of the Company. In addition, Daniel J. Sullivan and Maureen A. Jack resigned from the Board of Directors of the Company and Stephen
J. Marrier resigned as President, Chief Executive Officer and Chairman of the Board of Directors pursuant to a Severance and Noncompetiton Agreement with the Company.

Over the next several months, the Board of Directors noticed that the performance of Star under the Business Services Agreement was not meeting expectations, and in certain respects appeared to be contrary to the interests of the Company. In addition, it became apparent that Star was not going to fulfill its obligation under the Credit Agreement to provide further financing. As a result, the value of the strategic alliance to the Company was greatly diminished.

On February 17, 1998, the Company announced the termination of the above agreements with Star and the sale of three restaurants to Star pursuant to the option noted above. See Liquidity and Capital Resources. In addition, the Company announced the resignations of Robert Wheaton and Theodore Abajian from the Company's Board of Directors, and Mr. Wheaton's resignation as Chief Executive Officer. Subsequent to February 17, 1998, Peter J. Hurley, a member of the Company's Board of Directors, agreed to become the interim President, Chief Executive Officer, and Chairman of the Board of the Company while the Company undertook a search for additional management. Mr. Hurley has served on the Board of Directors since 1996 and is the owner of Harrison Hurley & Co., consultants to the Company.

Also, on March 6, 1998, the Company sold one Florida location to the Company's manager of that location.


Item 2.

PROPERTIES
----------

The Company's executive office is located in approximately 1358 square feet of leased space at 12812 60th Street North. Suite 200, Clearwater, Florida 37760,

All of the Company's restaurants are located in leased premises in shopping centers. The restaurants range in size from approximately 7,200 to 20,000 square feet. Buffet operations typically require approximately 10,000 square feet in order to provide adequate kitchen facilities, and ample room to comfortably accommodate 300 guest at a sitting. At this size, the Company's restaurants normally experience peak periods on weekends and at special events. During slower parts of the week, banquet rooms can be closed to create a smaller, more efficient dining area. Accordingly, the Company believes that the existing facilities are appropriate and adequate to the needs of a buffet operation.

Minimum annual rents for the Company's existing restaurants range from approximately $60,000 to $180,000. In addition, most of the Company's leases contain clauses requiring the Company to pay rent calculated as a percentage of restaurant sales (generally 3% to 5%) above certain annual sales levels, typically $1,800,000 or more. The Company also pays operating expenses for the leased space and a portion of common area maintenance costs. The initial terms of such leases range from five to ten years and usually contain renewal options of from five to ten years.

Leasehold improvements made by the Company usually become the property of the landlord upon expiration or termination of the lease. To date, nearly all of the Company's landlords have agreed to bear a portion of the cost of leasehold improvements. The Company owns substantially all of the equipment, furniture and fixtures in its restaurants.

On October 31, 1997, the Company entered into standstill agreements with twenty two of its landlords from which the Company leased property to stay defaults pertaining to the underlying leases. In the standstill agreements, the landlords agreed not to take any collection action on past due amounts owed by the Company until either December 1, 1997 or January 1, 1998 provided the Company made current lease payments for the months of November, 1997 for the December 1 standstill or current payments for November and December 1997 for the January 1, 1998 standstill. Although the standstill agreements have expired, the landlords have not taken adverse action.

At December 31, 1997, the Company owed approximately $650,000 in past due rent payments to landlords, representing approximately three months rent in arrears. As of March 16, 1998, the amount had increased to approximately $850,000.

Item 3.

LEGAL PROCEEDINGS
-----------------

The Company's business exposes it to a variety of claims arising in the normal course, including employee claims, "slip and fall" claims, and other claims. Management believes that it would not be useful to describe each of these claims. However given the fact that the Company's financial resources are severly limited, any single adverse judgement could have a material impact on the Company's financial resources.

Although management has endeavored to describe, below, those matters that it perceives to constitute the greatest threats to the Company, it is possible that any single claim could force the Company to take extraordinary action. Moreover, management believes that an adverse outcome to any of the matters described below could force the Company to file for protection under applicable bankruptcy or receivership laws, or to take other action which could have serious and negative implications.

With regard to the workers compensation and general liability for which the Company is self funded, it is important to recognize that the risk of loss is borne by the Company. The Company is required to provide a letter of credit to secure these self funded programs. The insurance Company requested in February 1998 an increase in the letter of credit of $300,000 from $250,000 to $550,000 which will required a commensurate increase in the investment collateral which the Company has been unable to provide. See Note 11 to the financial statements. The inability of the Company to increase its required letter of credit could have a material impact on the Company.

The Company was subject to a lawsuit by four employees claiming sexual harassment by a manager of one of the Company's restaurants. The settlement agreement provides for the payment of $235,000 to the plaintiffs on September 7, 1998. If the payment is not made the plaintiffs are entitled to proceed against the Company pursuant to a final order which is not subject to the defenses that the Company might have had in the original claims. Any default in payment of the foregoing amount could result in an expedited judgement against the Company, upon which court-authorized collection action could be commenced.

The Company has been threatened with a lawsuit by Shoney's, Inc. ("Shoney's") claiming that the Company is in violation of a prior agreement regarding the claims by Shoney's that the Company's trade dress is similar to that of Shoney's. Management believes that it will be able to resolve the threatened lawsuit without material impact to the Company's operations or financial condition. There can be no assurance, however, that such expectations will prove true. An adverse result could expose the Company to substantial costs and expenses, particularly, if the Company were required to change its store signage and other materials using the Company's stylized brand name (such as menus, paper goods, etc.). In addition, under such circumstances, the Company could expect to lose some level of good will in the market associated with its longtime usage of the Stacey's name and logotype, which could result in lost sales and profits.

In recent months, the Company has been the subject of an increasing number of collection actions by various vendors, landlords and others. See Note 2 to the financial statements. Moreover, and as described above, because the Company does not have forbearance agreements with its vendors, vendors are entitled, at any time, to bring suit or otherwise take action to collect upon accounts owed by the Company. As described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's current liabilities exceeded current assets at December 31, 1997 by almost $10 million, which is the result of the Company's increasing reliance on the forbearance of vendors to support the Company's on-going operations.

The Company recently terminated payments under its Severance and Noncompetition Agreement with the Marrier Group, Inc. of which Mr. Marrier, a current director and the former chief executive offer of the Company, is and employee. That agreement, which was based on the Star alliance, had provided for payment to the Marrier Group, Inc. of $1,000,000 in the form of biweekly installments of $10,417. On March 31, 1998, the Company received a letter from the Marrier Group's attorney threatening a collection action.


Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended December 31, 1997.


                                   PART II


Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

During 1997 the Company's common stock was quoted on the National Association of Securities Dealers Automated Quotations (NASDAQ) SmallCap System under the symbol "SBUF". The table below represents the quarterly high and low closing prices for the Company's common stock as reported through December 31, 1997. All previously reported amounts have been restated to reflect the five-for-one reverse common stock split that became effective on July 17, 1996. The prices listed in this table reflect quotations without adjustment for retail mark-ups, markdowns or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings, if any, in the foreseeable future for use in Company operations. The approximate number of registered holders of record of the Company's common stock at March 11, 1998 was 625. On February 26 and 27, 1998, the Company was notified by NASDAQ that it was not in compliance with the new net tangible assets/market capitalization/net income requirements and minimum net bid price requirement, respectively, which had become effective on February 23, 1998. As a result, the Company's common securities were delisted from the NASDAQ SmallCap System, effective the close of business on March 16, 1998. The Company securities now trade on the OTC bulletin board and the stock symbol remains SBUF.


Calendar 1997      High        Low       Calendar 1996       High         Low
--------------    -------    -------     --------------    ---------    -------

First Quarter     $1 3/32    $ 11/32     First Quarter     $ 4  1/16    2  3/16
Second Quarter     1 1/2        7/16     Second Quarter      3 29/32    2 11/32
Third Quarter      3 3/16      15/16     Third Quarter       2  1/2     1  3/4
Fourth Quarter     2 5/8       11/16     Fourth Quarter      1  1/16       9/16

The prices provided above reflect the Company's five for one reverse stock split effective June 21, 1996.


Item 6

SELECTED FINANCIAL DATA
-----------------------

The following table sets forth selected financial data regarding the Company's Statement of Operations and Balance Sheets for each of the five fiscal year periods ended December 31, 1997. The Statement of Operations data for the year ended December 28, 1994 and the year ended December 29, 1993 and Balance Sheet data as of January 3, 1996, December 28, 1994, and December 29,1993 were derived from audited financial statements not included herein:

                                                                           Fiscal Year Ended*
                                               ----------------------------------------------------------------------------
                                               December 31,     January 1,      January 3,     December 28,    December 29,
                                                   1997            1997            1996            1994            1993
                                               ------------    ------------    ------------    ------------    ------------

Statement of Operations Data:
  Restaurant sales                             $ 33,232,395    $ 38,781,373    $ 48,826,319    $ 54,259,025    $ 35,261,577
  Restaurant costs                               33,521,572      37,740,612      47,887,806      54,229,714      35,239,036
                                               ----------------------------------------------------------------------------
  Restaurant profit (loss)                         (289,177)      1,040,761         938,513          29,311          22,541

  General and administrative expenses             4,769,850       2,270,372       2,720,391       3,324,020       2,539,506
  Amortization of goodwill                          474,500         474,500         531,653         580,642          23,992
  Provision for restaurant closings               3,151,000         225,000       1,750,000       2,191,881       6,025,169
  Impairment of long-lived asset                  8,024,350              --       4,475,000              --              --
  Other income (expense)                            130,827         363,856         429,352         256,292         308,784
                                               ----------------------------------------------------------------------------
      Loss before income taxes                  (16,578,050)     (1,565,255)     (8,109,179)     (5,810,940)     (8,257,342)
  Income tax benefit                                     --              --              --              --              --
                                               ----------------------------------------------------------------------------
      Net loss                                 $(16,578,050)   $ (1,565,255)   $ (8,109,179)  $ (5,810,940)    $ (8,257,342)
                                               ============================================================================

      Net loss per share-basic and diluted     $      (6.65)   $       (.63)   $      (3.00)  $      (2.02)    $      (6.43)
                                               ============================================================================
      Net loss per share
      Weighted average common outstanding         2,493,144       2,493,144       2,704,539      2,880,128        1,283,736
                                               ============================================================================

<F*>  Certain amounts as of January 1, 1997, January 3, 1996, December 28, 1994,
      and December 29, 1993 have been reclassified to conform to the December 31, 1997 presentation. See Note 1 to the financial statements.


SELECTED FINANCIAL DATA (Continued)

                                                                           Fiscal Year Ended*
                                               ----------------------------------------------------------------------------
                                               December 31,     January 1,      January 3,     December 28,    December 29,
                                                   1997            1997            1996            1994            1993
                                               ------------    ------------    ------------    ------------    ------------

Balance Sheet Data:
  Working capital                              $ (9,874,279)   $ (6,263,136)   $ (6,060,035)   $(13,574,721)   $ (8,234,702)
  Total assets                                    5,922,937      16,778,655      18,461,622      36,897,757      43,561,902
  Long-term debt                                     13,619           8,840          11,694         156,984         518,571
  Stockholders' equity                           (6,270,468)      8,940,136      10,505,627      21,114,806      26,904,947

Restaurant Data:
  Number of Company-owned restaurants
   open at the end of the fiscal year                    19              24              28              43              41


<F*>  Certain amounts as of January 1, 1997, January 3, 1996, December 28, 1994,
      and December 29, 1993 have been reclassified to conform to the December 31, 1997 presentation. See Note 1 to the Financial Statements.


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

Results of Operations
---------------------

At the end of fiscal 1997, the Company owned and operated nineteen restaurants. Additionally, there was one licensed restaurant operating a "Stacey's Buffet", which is not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were four restaurants closed during fiscal 1997 and the Company's interest in one restaurant in the Northeast was sold. Subsequent to year end, three restaurants were sold to Star Buffet and one restaurant was sold to an employee. See Subsequent Events.

At the end of fiscal 1996, the Company owned and operated twenty-four restaurants. Additionally, there were four licensed restaurants operating as "Stacey's Buffet", which are not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were four restaurants in the Northeast closed during fiscal 1996; one new restaurant was opened in Florida and the Company's interest in one restaurant in Florida was sold.

At the end of fiscal 1995, the Company owned and operated twenty-eight restaurants. Additionally, there were nine licensed restaurants operating as "Stacey's Buffet", which were not owned by the Company and not included in this analysis, except for the royalty income fees included in other income. There were thirteen restaurants in the Northeast closed during fiscal 1995; one new restaurant was opened in Florida and three restaurants in Florida were spun-off.

The Company does not plan on reopening any of its closed restaurant locations.

A summary of financial information on the operating results of the Company's restaurants is presented in the following table.

                                        December 31,    January 1,    January 3,
                                            1997           1997          1996
                                        ------------    ----------    ----------

Restaurant sales                           100.0%         100.0%        100.0%

Cost of restaurant sales:
  Food cost                                 39.0%          38.9%         39.2%
  Labor cost                                33.0%          30.7%         30.1%
  Operating cost                            16.9%          16.4%         17.1%
  Occupancy cost                             8.8%           8.7%          8.3%
  Depreciation and amortization              3.1%           2.6%          3.4%
                                           -----------------------------------
      Total restaurant costs               100.8%          97.3%         98.1%
                                           -----------------------------------
Restaurant profit                            (.8%)          2.7%          1.9%

General and administrative expenses         14.4%           5.9%          5.5%
Amortization of goodwill                     1.4%           1.2%          1.1%
Provisions for restaurant closings           9.5%           0.6%          3.6%
Impairment of long-lived assets             24.1%           0.0%          9.2%
                                           -----------------------------------
Operating loss                             (50.2%)         (5.0%)       (17.5%)

Other income                                  .4%           0.9%          0.9%
                                           -----------------------------------
Loss before income taxes                   (49.8%)         (4.1%)       (16.6%)
Income tax                                   0.0%           0.0%          0.0%
                                           -----------------------------------
Net loss                                   (49.8%)         (4.1%)       (16.6%)
                                           ===================================

Number of Company-owned restaurants
 open at end of  fiscal year                  19             24            28

Restaurant Sales
----------------

Restaurant sales for fiscal 1997 were $33,232,395, which was a decrease of 14.3% compared to fiscal 1996 sales of $38,781,373. This decrease was due primarily to an 8.8% decline in same store sales (stores open at the end of 1997 that were also open for all of 1997 and 1996) and the Company operating fewer stores in 1997 than in 1996. The Company closed four stores (three in Florida and one in the Northeast) and sold its interest in one store in the Northeast during the fourth quarter of fiscal 1997.

Restaurant sales for fiscal 1996 were $38,781,373, which was a decrease of 20.6% compared to fiscal 1995 sales of $48,826,319. This decrease was due primarily to the closure of four restaurants located in the Northeast during the year and the sale of the Company's interest is one restaurant in Florida. Two of the four stores were closed during the first quarter of 1996. In addition, same store sales posted a 3.6% decrease for the year. One new location was opened in Florida at the end of the first quarter of 1996.

Management has determined that certain of its restaurants need to be remodeled to reduce the decline in same store sales. With the termination of the alliance with Star Buffet, Inc. there can be no assurance that the Company will have the financial or operational capacity to carry out these plans.

Restaurant Costs
----------------

Restaurant costs include food, labor, operating, occupancy, depreciation and amortization expenses.

Food costs as a percentage of sales increased from 38.9% in 1996, to 39.0% in 1997. Food costs as a percentage of sales were 39.2% in 1995. This relative stability is a result of continuing efficient execution of the Stacey's Buffet food program concept. Overall, wholesale food costs have remained relatively stable during the period discussed.

Total labor costs as a percentage of sales increased from 30.7% in 1996 to 33.0% in 1997. This increase was related to the minimum wage increase put into effect during 1997 and the decline in average store sales relative to the semi-variable nature of these costs. Total labor costs as a percentage of sales increased from 30.1% in 1995 to 30.7% in 1996. This increase was primarily related to the 1996 increase in the minimum wage and overall pressure to increase wages to retain employees.

Operating expenses and occupancy costs consist primarily of supplies, utilities, advertising, maintenance, rent, real estate taxes, personal property taxes, property insurance and liability insurance expenses. Operating expenses as a percentage of sales increased in 1997 to 16.9% from 16.4% in 1996. This increase as a percentage of sales is a result of these costs being relatively fixed despite the lower sales levels per store. The primary reason operating expenses decreased as a percentage of sales to 16.4% in 1996 from 17.1% in fiscal 1995 was a decrease in general liability insurance expense.

Total occupancy costs as a percentage of sales was almost identical at 8.7% in 1996 and 8.8% in 1997, respectively, as the company was able to close stores and reduce rents generally in line with falling sales volumes. Total occupancy costs as a percentage of sales increased from 8.3% in 1995 to 8.7% in 1996 as a result of falling sales volumes.

In fiscal 1995, which ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of". See Impairment of Long-Lived Assets. Depreciation and amortization expense as a percentage of sales increased from 2.6% in 1996 to 3.1% in 1997 primarily as a result of falling sales volumes. Depreciation and amortization expense as a percentage of sales decreased from 3.4% in 1995 to 2.6% in 1996 as a result of the impairment of long-lived assets in accordance with Statement 121 taken in fiscal 1995. It is expected that depreciation and amortization will decrease in future years in absolute dollars as a result of the four stores closed and the sale of the Company's interst in one store in 1997 and the impairment charges taken in 1997.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased from $2,270,372 in 1996 to $4,769,850 in 1997 primarily as a result of costs associated with developing a strategic alliance to enhance the Company's operations. These costs included providing $1,096,208 as severance for five executive employees who left the Company and $249,219 of fees associated with the Business Services Agreement with Star. In addition, the Company's expenses for legal fees and professional services (excluding the Star fees) increased by $599,260 to $965,922 in 1997 from $366,662 in 1996. Workers compensation expense also increased by $377,303 to $875,998 in 1997 from $498,695 in 1996. In addition, the Company incurred $215,000 in expenses to terminate a purchasing commitment with a supplier. Net of these expense increases, general and administrative expenses were $2,232,860 as the Company continued to control corporate general and administrative expenses.

General and administrative expenses decreased from $2,720,391 in 1995 to $2,270,372 in 1996 or a reduction of $450,019, primarily related to continuing cost reductions in salaries and wages, travel, legal fees and payroll taxes net of increases in professional services fees and store management incentive awards.

Amortization of Goodwill
------------------------

The Company amortizes goodwill over 20 years. The amortization of goodwill was $474,500 in 1997 and 1996 and $531,653 in 1995. This amount will decline in future years as a result of the sale of three restaurants to Star in 1998 and the additional impairment charge taken in 1997. See Impairment of Long-Lived Assets. In 1995, three restaurants were spun-off in exchange for the return to the Company of 400,000 shares of its common stock. The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill.

Provision for Restaurant Closings
---------------------------------

Because of losses and negative cash flow of certain restaurants, it was necessary to establish a reserve for the costs associated with closing these restaurants. These costs consist of the write-off of the net book value of assets that will not be retained, the estimated costs of terminating long term leases and other costs associated with closing a restaurant.

For fiscal 1997, $3,151,000 was added to the existing reserve for restaurant closings. The increase was attributable to the closing of four stores in 1997, a provision for possible additional store closings in 1998 and revised cost estimates to settle lease obligations.

For fiscal 1996, $225,000 was added to the existing reserve for restaurant closings. This increase is attributable to additional lease termination agreements and revised cost estimates to settle lease obligations.

For fiscal 1995, $1,750,000 was added to the existing reserve for restaurant closings. That amount was attributable to lease termination agreements and revised cost estimates to settle lease obligations.

Impairment of Long-Lived Assets
-------------------------------

During fiscal 1995, ended January 3, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (" Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that impairment losses be recorded on long-lived assets to be disposed of when the carrying value of the asset exceeds the fair value less the estimated selling costs.

As part of the implementation of Statement 121, all assets related to each restaurant location, including goodwill, were tested for possible impairment. Accordingly, an impairment reserve totaling $4,475,000 was charged against operations during the quarter ended January 3, 1996 primarily related to northern store operations.

The Company undertook a further review of its assets during 1997 and determined that it would need to remodel many of its locations in order to avoid further impairment. The Company entered into a strategic alliance with Star in order to address numerous concerns, including the decline in sales in the Florida market and the need to remodel. Star was to provide both professional management and incremental funding to improve operations. Subsequent to year-end, this arrangement was mutually terminated. With the inability to expeditiously replace the incremental funding to both remodel locations and develop markets to build store volume, the Company reviewed each restaurant location and charged $8,024,350 against operations as a result of applying Statement 121.

Fair value for the long-lived assets was determined based on estimated market values for similar assets and on the expected discounted cash flows from the assets.

Other Income
------------

In 1997, other income consisted primarily of a gain on the sale of a restaurant of approximately $71,000, royalty fees from licensees and other miscellaneous items. Royalty fees declined to $56,114 in 1997 from approximately $250,000 in 1996 as the Company had only one store operating under license at the end of 1997. Other expense consisted primarily of bad debt expense of $51,724 and net interest expense of $26,757.

In 1996, other income consisted primarily of interest income, net of interest expense, gain on sale of assets and royalty fees from licensees. Income from royalty fees for 1996 was approximately $250,000. There was also a gain on the sale of assets of $75,000 included in other income in 1996. Interest income was approximately $38,000, which was partially offset by interest expense of $35,000.

In 1995, other income and expense consisted primarily of interest income, net of interest expense, and expense and royalty fees from licensees. Income from royalty fees for 1995 was approximately $289,000. Interest income was approximately $66,000, which was partially offset by interest expense of $47,000.

Income Taxes
------------

There was no income tax expense or benefit for 1997, 1996, and 1995 due to net operating losses for which no tax benefit is provided.

Net Loss
--------

In 1997, the Company's net loss increased from $1,565,255 or $(.63) per share in 1996 to $16,578,050 or $(6.65) per share. This increased loss was caused not only by the decline in net sales without a commensurate decrease in operating costs, but also by various non-recurring costs which included $8,024,350 for Statement 121 impairments, $3,151,000 as a provision for restaurant closings, and approximately $1,100,000 for severance.

Fourth Quarter Adjustments and Provisions
-----------------------------------------

During the fourth quarter of 1997, the company recorded $8,024,350 of impairment charges related to Statement 121, $3,151,000 as a provision for restaurant closings, and approximately $1,100,000 for severance costs for employees who left the Company. The Company also increased its accrual for insurance expenses by $650,000 and set up an accrual for legal settlements of $235,000. Also during the fourth quarter, the Company entered into a strategic alliance with Star Buffet which was to provide professional management and incremental funding to improve operations. The Company expensed approximately $250,000 in management fees owed to Star in the fourth quarter. Subsequent to year end, the alliance was mutually terminated and the Company is attempting to address its financial and operating problems with its own resources. See Liquidity and Capital Resources.

Liquidity and Capital Resources
-------------------------------

The operating losses incurred in recent years have exhausted the Company's cash reserves. At December 31, 1997, the Company's current liabilities exceeded current assets by approximately $9.9 million and the Company's stockholders' equity fell to a negative $6.3 million. The ability of the Company to generate a positive cash flow from operations in the near term is made particularly unlikely by the fact that most of its restaurants are located in Florida, which have traditionally suffered a negative cash flow from April to October of each year. If the Company's operations are unable to generate positive cash flow, the Company's financial resources may be insufficient to finance the Company's working capital requirements. Under such circumstances, the Company anticipates the need to raise additional capital, reduce operations or take other steps to achieve positive cash flow, which could include filing for protection from creditors while the Company reorganizes its operations, a merger, or sale of all or substantially all of the Company's assets. There can be no assurance that such steps would be successful or that such steps, if taken, would be on terms that are advantageous to the Company's stockholders.

Historically, the Company's liquidity has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The Company's cash flow used in operating activities was $369,374 for fiscal 1997 compared with net cash used in operating activities of $19,020 in 1996 and net cash provided by operating activities of $837,429 in 1995. The continued detorioration over the periods discussed was a result of the decline in sales and the fixed or semi-fixed nature of many of the Company's operating costs and increased expenses associated with the search for a strategic partner. With the retrenchment of the Company primarily to the Florida market, the seasonality of the Company's operations has increased. Such increase in seasonality will further impair cash flows during the approaching summer and fall.

The Company's cash flows from investing activities are related to capital expenditures for store openings or the sale of stores and/or restaurant equipment. The capital proceeds of $180,000 recorded in 1997 were the result of the sale of a restaurant in New York State. The capital expenditures in fiscal 1996 related to the costs of opening a new store in Florida and the costs of purchasing restaurant equipment. Capital expenditures for fiscal 1995 related to the costs of converting one new store in Florida that was previously operated as a Stacey's Buffet under a license agreement and the costs of restaurant equipment.

The Company's cash flows from financial activities was approximately $369,437 for fiscal 1997 compared to $18,610 in 1996. In 1997, the Company was advanced $710,000 by Star under the Credit Agreement while in previous years cash flows used in financial activities was primarily related to capital lease obligations and a line of credit. The advance was repaid to Star in February 1998. See Subsequent Events.

At December 31, 1997, the Company had $262,395 in short term investments, which were being used to secure a $250,000 letter of credit supporting self-funded worker's compensation and general liability programs. In February 1998, the Company's workers' compensation insurance carrier notified the Company that its letter of credit must be increased by $300,000 to $550,000 immediately which will require a commensurate increase in the investment collateral. The Company has notified the carrier that it is not in a position to respond to this requirement at the present time and can give no assurance that it will be able to fulfill this request in the near future. The carrier may, if a satisfactory resolution is not reached, cancel the Company's coverage at any time, in which event the Company would be force to discontinue operations, declare bankruptcy, or like other extraordinary action to remain in business.

As part of the strategic alliance with Star Buffet (see Business, above), Star Buffet agreed, subject to certain conditions, to make loans from time to time up to a maximum principal amount of $4.5 million. At December 31, 1997, Star had advanced $710,000 pursuant to the Credit Agreement. In connection with entering into the Credit Agreement with Star, the Company entered into agreements with certain of its creditors to forgo collection efforts for a period up to 60 days provided that the Company make payments representing current purchases or rent payments on a weekly or monthly basis. Although these stand-still agreements have since expired, the Company is continuing to honor them with the forbearance of its creditors. If at any time, the Company's creditors were to discontinue their forbearance, the Company would be forced to discontinue operations, declare bankruptcy or take other extraordinary action to remain in business.

In addition, the withdrawal of the financial and management support by Star has required that the Company immediately seek professional management and new sources of capital, and to more aggressively pursue the sale of stores to raise capital for operating purposes in order to continue to operate. There can be no assurance that the Company will be successful, that the sale of stores can be consummated on terms that will enable the Company to continue its business, or that professional management can be recruited and put in place expeditiously. The Company has engaged the firm of Harrison Hurley & Co., who have been consulting with and advising the Company since 1996, to seek buyers for the Company as a whole or its assets in part. See Note 10 of the financial statements, Related Parties. There can be no assurance that such buyers can be found on a timely basis or that such buyers will be willing to purchase the Company or its assets on terms favorable to the Company's stockholders.

Subsequent Events
-----------------

On February 17, 1998, the Company announced the termination of the strategic alliance with Star and the sale to Star of three the Company's restaurants for $1,100,000. Proceeds from the transaction were used to repay $710,000 of loans that Stacey's had previously received from Star under the Credit Agreement and $390,000 of fees and expenses charged to the Company by Star pursuant to the Business Services Agreement to the date of termination. As part of the termination of the Star strategic alliance, the Credit Agreement, the Option Agreement, the Business Service Agreement and all other agreements, documents and related instruments were terminated. In addition, the warrant to purchase common stock of the Company was canceled.

On March 6, 1998, a restaurant in Florida was sold to an employee in exchange for the employee assuming the Company's obligations under the restaurant's lease and the payment of $50,000. Currently, the Company is operating 15 buffet restaurants: 13 in Florida and two in the Northeast.

Inflation
---------

During the three-year period covered by this report, there were no significant commodity price increases that had a major impact on our food programs. There was a $.50 per hour increase in the minimum wage to $4.75 per hour, that was effective September 1, 1996. There was another increase in the minimum wage effective on September 1, 1997 for an additional $.40 per hour. There were no increases in the minimum wage during 1995.

The overall impact of inflation during the past three years has largely been offset by greater volume-purchase discounts and cost reduction programs.

Seasonality
-----------

Currently, the Company is operating fifteen stores, thirteen of which are located in Florida. The Company's business in Florida is seasonal and with the return of many winter visitors to northern climates, the Company's sales have traditionally declined in its Florida Restaurants. This seasonal factor will further strain the Company's cash position as the Company moves into the summer months.

Year 2000 Issue
---------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. Because the Company is not highly dependent on information technology for the conduct of its business, it believes that with modifications and/or updating or its existing third party software, the Year 2000 problem will not pose significant operational problems for its computer systems. However, if such modifications and/or updates are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

Recent Accounting Pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) "Earnings Per Share" (Statement 128), which requires public companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of Statement 128 did not have a material effect on the net loss per share as previously disclosed.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" (Statement 129), which requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. Statement 129 is effective for financial statements for periods ending after December 15, 1997. The implementation of Statement 129 did not require revision of prior year disclosures.

In June 1997, SFAS No. 130, "Comprehensive Income" (Statement 130), was issued which becomes effective for the Company's 1998 fiscal year. Statement 130 requires reclassification of earlier financial statements for comparative purposes. Statement 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. Statement 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of Statement 130 will have a material effect upon the Company's financial statements.

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement 131), was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement 131 will have a material effect upon the Company's financial statements.


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

(a) (1) Financial Statements. The Company's Financial Statements included in
    Item 8 hereof, as required, consist of the following:

         Independent Auditors' Report
         Balance Sheets at December 31, 1997 and January 1, 1997
         Statements of Operations for the years ended December 31, 1997,
          January 1, 1997, and January 3, 1996
         Statements of Stockholders' Equity for the years ended December 31,
          1997, January 1, 1997, and January 3, 1996
         Statements of Cash Flows for the years ended December 31, 1997,
          January 1, 1997, and January 3, 1996
         Notes to Financial Statements


                        Independent Auditors' Report
                        ----------------------------

The Board of Directors and Stockholders
Stacey's Buffet, Inc.:

We have audited the accompanying balance sheets of Stacey's Buffet, Inc. as of December 31, 1997 and January 1, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stacey's Buffet, Inc. as of December 31, 1997 and January 1, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ KPMG PEAT MARWICK LLP


Tampa, Florida
March  16, 1998


                            STACEY'S BUFFET, INC.

                               Balance Sheets

                    December 31, 1997 and January 1, 1997


                                                                    December 31,     January 1,
                                                                        1997           1997
                                                                    ------------    -----------

                          Assets
                          ------
Current assets:
  Cash and cash equivalents                                         $    351,998        252,991
  Short-term investments                                                 262,395        806,194
  Receivables                                                             20,833        162,993
  Inventory                                                              264,333        309,013
  Deferred loan costs                                                  1,367,446             --
  Prepaid expenses and other current assets                               38,502         35,352
                                                                    ---------------------------
      Total current assets                                             2,305,507      1,566,543

Property and equipment, net                                            2,013,522      6,939,536
Deposits and other assets                                                128,385        162,588
Goodwill, net                                                          1,475,523      8,109,988
                                                                    ---------------------------
                                                                    $  5,922,937     16,778,655
                                                                    ===========================

       Liabilities and Stockholders' Equity (Deficit)
       ----------------------------------------------
Current liabilities:
  Accounts payable                                                  $  3,430,166      2,638,948
  Line of credit                                                              --        340,000
  Current portion of obligations under Capital Leases                     10,826         16,168
  Current portion of obligations due Star Buffet, Inc.                   710,000             --
  Accrued severance                                                    1,025,874             --
  Accrued workers compensation                                           558,810        463,365
  Accrued expenses                                                     2,160,574      1,588,757
  Accrued rent                                                           862,512        607,818
  Reserve for restaurant closings                                      3,421,024      2,174,623
                                                                    ---------------------------
      Total current liabilities                                       12,179,786      7,829,679

Obligations under capital leases, excluding current portion               13,619          8,840
                                                                    ---------------------------
      Total liabilities                                               12,193,405      7,838,519

Stockholders' equity (deficit)
  Common stock, $.01 par value.  Authorized 25,000,000 shares;
   issued and outstanding 2,493,144 shares at December 31, 1997
   and January 1, 1997                                                    24,931         24,931
  Additional paid in capital                                          44,155,048     42,787,602
  Accumulated deficit                                                (50,450,447)   (33,872,397)
                                                                    ---------------------------
      Net stockholders' equity (deficit)                              (6,270,468)     8,940,136

Commitments and contingencies                                                 --             --

                                                                    $  5,922,937     16,778,655
                                                                    ===========================


See accompanying notes to financial statements



                            STACEY'S BUFFET, INC.

                          Statements of Operations

               Years ended December 31, 1997, January 1, 1997
                             and January 3, 1996


                                         December 31,    January 1,    January 3,
                                             1997           1997          1996
                                         ------------    ----------    ----------

Restaurant sales                         $ 33,232,395    38,781,373    48,826,319

Cost of restaurant sales:
  Food cost                                12,963,214    15,085,912    19,151,959
  Labor cost                               10,974,333    11,909,174    14,690,105
  Operating cost                            5,632,437     6,374,458     8,343,591
  Occupancy cost                            2,927,950     3,376,938     4,034,199
  Depreciation and amortization             1,023,638       994,130     1,667,952
                                         ----------------------------------------
      Total restaurant costs               33,521,572    37,740,612    47,887,806
                                         ----------------------------------------

  Restaurant profit (loss)                   (289,177)    1,040,761       938,513

General and administrative expenses         4,769,850     2,270,372     2,720,391
Amortization of goodwill                      474,500       474,500       531,653
Provision for restaurant closings           3,151,000       225,000     1,750,000
Impairment of long-lived assets             8,024,350            --     4,475,000
                                         ----------------------------------------

      Operating loss                      (16,708,877)   (1,929,111)   (8,538,531)

Other income, net                             130,827       363,856       429,352
                                         ----------------------------------------
      Loss before income taxes            (16,578,050)   (1,565,255)   (8,109,179)

Income taxes                                       --            --            --
                                         ----------------------------------------
      Net loss                           $(16,578,050)   (1,565,255)   (8,109,179)
                                         ========================================

Net loss per share of common stock
  Basic and diluted                      $      (6.65)        (0.63)        (3.00)
                                         ========================================

Weighted average number of basic and
 diluted common shares outstanding          2,493,144     2,493,144     2,704,539
                                         ========================================


See accompanying notes to financial statements



                            STACEY'S BUFFET, INC.


                Statements of Stockholders' Equity (Deficit)

               Years ended December 31, 1997, January 1, 1997
                             and January 3, 1996


                                              Common stock       Additional                                       Net
                                          --------------------    paid-in      Treasury     Accumulated      stockholders'
                                           Shares      Amount     capital        stock        deficit      equity (deficit)
                                          ---------   --------   ----------   -----------   ------------   -----------------

Balances at December 28, 1994             2,893,144   $ 28,931   45,283,602           --    (24,197,963)       21,114,570

  Purchase of shares                             --         --           --   (2,500,000)            --        (2,500,000)

  Retirement of treasury stock             (400,000)    (4,000)  (2,496,000)   2,500,000             --                --

  Net loss                                       --         --           --           --     (8,109,179)       (8,109,179)
                                          -------------------------------------------------------------------------------

Balances at January 3, 1996               2,493,144     24,931   42,787,602           --    (32,307,142)       10,505,391

  Net loss                                       --         --           --           --     (1,565,255)       (1,565,255)

Balances at January 1, 1997               2,493,144     24,931   42,787,602           --    (33,872,397)        8,940,136
                                          -------------------------------------------------------------------------------
   Net loss                                      --         --           --           --    (16,578,050)      (16,578,050)

  Warrant issued in connection with
   Credit Agreement with Star                    --         --    1,367,446           --             --         1,367,446
                                          -------------------------------------------------------------------------------
Balances at December 31, 1997             2,493,144     24,931   44,155,048           --    (50,450,447)       (6,270,468)
                                          ===============================================================================


See accompanying notes to financial statements


                            STACEY'S BUFFET, INC.

                          Statements of Cash Flows

               Years ended December 31, 1997, January 1, 1997
                             and January 3, 1996


                                                          December 31,    January 1,    January 3,
                                                              1997           1997          1996
                                                          ------------    ----------    ----------

Cash flow from operating activities:
  Net (loss)                                              $(16,578,050)   (1,565,255)   (8,109,179)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for impairment of long-lived assets            8,024,350            --     4,475,000
    Depreciation and amortization                            1,666,871     1,677,019     2,384,139
    Gain on sale of asset                                      (71,622)           --            --
    Provision for restaurant closings                        3,151,000       225,000     1,750,000
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Short-term investments                                 543,799       (36,526)       69,702
        Receivables                                            142,160       (61,785)      (33,457)
        Inventory                                               44,680        47,654       162,322
        Prepaid expenses and other current assets               (3,150)       45,002       300,828
        Deposits and other assets                               34,203        10,957       (10,402)
      Increase (decrease) in liabilities:
        Accounts payable                                       791,218      (349,623)      422,827
        Accrued severance                                     1,025,874            --            --
        Accrued workers compensation                            95,445       154,472       (72,813)
        Accrued expenses                                       571,817        77,599         5,290
        Accrued rent                                           254,694      (101,173)   (1,259,476)
        Other liabilities                                           --       (27,578)      (19,993)
        Reserve for restaurant closings                        (62,663)     (114,783)      772,641
                                                          ----------------------------------------
          Net cash (used in) provided by operating
           activities                                         (369,374)      (19,020)      837,429

Cash flows from investing activities:
  Capital expenditures                                         (81,056)     (310,893)     (310,961)
  Proceeds from sale of assets                                 180,000        15,503       135,256
  Other                                                                                     (7,460)
                                                          ----------------------------------------
          Net cash (used in) provided by investing
           activities                                           98,944      (295,390)     (183,165)

Cash flows from financing activities:
  Proceeds of advances from Star Buffet                        710,000            --            --
  (Decrease) increase in line of credit                       (340,000)      165,000       (13,000)
  Proceeds from issuance of capital lease obligations           16,102            --            --
  Payments on capital lease obligations                        (16,665)     (146,390)     (122,680)
                                                          ----------------------------------------
          Net cash (used in) provided by financing
           activities                                          369,437        18,610      (135,680)
                                                          ----------------------------------------
          Net (decrease) increase in cash                       99,007      (295,800)      518,584

Cash and cash equivalents at beginning of period               252,991       548,791        30,207
                                                          ----------------------------------------
Cash and cash equivalents at end of period                $    351,998       252,991       548,791
                                                          ========================================


                            STACEY'S BUFFET, INC.

                     Statements of Cash Flows, Continued



                                                          December 31,    January 1,    January 3,
                                                              1997           1997          1996
                                                          ------------    ----------    ----------

Supplemental disclosure of cash flow information:

  Cash payments during the period for:
    Interest                                              $     39,308        35,587        46,849
                                                          ============    ==========    ==========

Supplemental schedule of noncash investing and financing activities:

  Write-off of leasehold improvements and equipment
   (net of accumulated depreciation) against the
   reserve for restaurant closings                        $  1,841,760    $       --    $9,319,127
                                                          ============    ==========    ==========

  Property and equipment acquired in restaurant
   acquisition in exchange for royalty receivable
   forgiveness                                            $         --    $       --    $  125,000
                                                          ============    ==========    ==========

  Obligations under capital leases assumed in
   restaurant acquisition                                 $         --    $       --    $   29,375
                                                          ============    ==========    ==========


See accompanying notes to financial statements.



                            STACEY'S BUFFET, INC.

                        NOTES TO FINANCIAL STATEMENTS


(1)   Summary of Significant Accounting Policies and Practices

      Description of Business
      -----------------------

      Stacey's Buffet, Inc. (the "Company") operates a chain of buffet-style restaurants. The Company operated nineteen stores at December 31, 1997, twenty-four stores at January 1, 1997, and twenty-eight stores at January 3, 1996. Of the stores open at December 31, 1997, seventeen are located in the state of Florida and two are located in the Northeast. The following table summarizes store count for the past three fiscal years.

                                               Fiscal Years Ending
                                      --------------------------------------
                                      December 31,   January 1,   January 3,
                                          1997          1997         1996
                                      --------------------------------------

      Beginning Restaurants Open           24            28           43
      Restaurants Opened                    0             1            0
      Restaurants Acquired                  0             0            1
      Restaurants Sold                      1             1            3
      Restaurants Closed                    4             4           13
                                      --------------------------------------
      Ending Restaurants Open              19            24           28

      Fiscal Year
      -----------

      The Company's fiscal year ends on the Wednesday nearest December 31.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents (There were no cash equivalents at December 31, 1997 or January 1, 1997) includes cash and investments with original and purchased maturities less than 90 days.

      Short-Term Investments
      ----------------------

      Short-term investments consist of U.S. Treasury and corporate bonds and are carried at market. Substantially all short-term investments have been pledged as security for the Company's letter of credit used to support its workers compensation obligations. The carrying amount of short-term investments approximates fair value because of the short maturity, generally less than one year, of these instruments.

      Deferred Loan Costs
      -------------------

      Deferred loan costs of $1,367,446 were incurred in connection with the issuance of a Warrant by the Company in connection with the October 31, 1997 Credit Agreement with Star Buffet, Inc. See Notes 9 & 10.

      Inventory
      ---------

      Inventory, which consists principally of food and supplies, is stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment
      ----------------------

      Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

      Goodwill
      --------

      Goodwill relates to the merger with Stacey-Lynn Group, Inc. and is being amortized over 20 years. See Note 5. Accumulated amortization of goodwill was $2,061,294 and $1,586,794 at December 31, 1997 and January 1, 1997,
      respectively.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of the Company's financial instruments at December 31, 1997 and January 1, 1997, reflect the fair value amounts which have been determined using available market information. See Note 2.

      Accounting for Long-lived Assets
      --------------------------------

      The Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 3, 1996. This Statement requires that certain long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

      Earnings (Loss) Per Share
      -------------------------

      The Company accounts for its net earnings (loss) per share in accordance with Financial Accounting Standards Board Statement No 128 "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's basic and fully diluted earnings per share is identical because any shares to be issued by the exercise of options or warrants would be anti-dilutive because the Company has experienced losses for all periods covered by this report. Basic and diluted earnings (loss) per share information is computed based on the weighted average number of common shares outstanding of 2,493,144 for the year ended December 31, 1997, 2,493,144 for the year ended January 1, 1997 and 2,704,539 for the year ended January 3, 1996.

      Use of Estimates
      ----------------

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial satements in conformity with generally acepted accounting principles. Actual results could differ from these estimates.

      Reclassifications
      -----------------

      Certain amounts in the January 1, 1997 and January 3, 1996 financial statements have been reclassified to conform to the December 31, 1997 presentation.

      Accounting Standards
      --------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) "Earnings Per Share" (Statement 128), which requires public companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of Statement 128 did not have a material effect on the net loss per share as previously disclosed.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" (Statement
      129), which requires companies to disclose descriptive information about securities that are not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. Statement 129 is effective for financial statements for periods ending after December 15, 1997. The implementation of Statement 129 did not require revision of prior year disclosures.

      In June 1997, SFAS No. 130, "Comprehensive Income" (Statement 130), was issued which becomes effective for the Company's 1998 fiscal year. Statement 130 requires reclassification of earlier financial statements for comparative purposes. Statement 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. Statement 130 does not require specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of Statement 130 will have a material effect upon the Company's financial statements.

      In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement 131), was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement 131 will have a material effect upon the Company's financial statements.

      Year 2000 Issues
      ----------------

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. Because the Company is not highly dependent on information technology for the conduct of its business, it believes that the modifications and/or updating or its existing third party software, the Year 2000 problem will not pose significant operational problems for its computer systems. However, if such modifications and/or updates are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.


(2)   Going Concern

      As shown in the financial statements, the Company has incurred net losses of $16,578,050, $1,565,255, and $8,109,179 for the years ended December
      31, 1997, January 1, 1997, and January 3, 1996. These losses have caused a considerable strain on the Company's cash flow. At December 31, 1997, the Company had a working capital deficit of $9,874,279 and a net stockholders' deficit of $6,220,468. In order to alleviate some of this strain, the Company entered into agreements with certain of its creditors to allow the Company to delay payment of a substantial portion of its then due accounts payable. Although these agreements have expired, most of these creditiors have continued to permit the Company to delay payments. There can be no assurance that these creditiors will continue to extend these extraordinary payment terms to the Company. If one or more of these creditors were to demand that the Company revert to regular payment terms, it is highly probable that the Company would need to take measures, as described in the following paragraph, to maintain its business.

      Exacerbating the Company's financial position is the fact that it is currently entering the slow season for its Florida operations and it is expected that the Company's cash flow will be negatively impacted over the next six to eight months. If the Company is unable to generate a positive cash flow in the near future, the Company's financial resources will be insufficient to finance the Company's working capital needs which raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existance. The Company has embarked on a plan to sell certain of its assets, reduce operations and take other measures to achieve positive cash flow, which could include filing for protection from creditors while the Company reorganizes its operations, a merger with another company, or the sale of all or substantially all of the Company's assets. There can be no assurance that such steps would be successful or that such steps, if taken, would be on terms that are advantageous to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(3)   Property and Equipment

      Property and equipment, consists of the following:

                                             December 31,   January 1,   Useful lives
                                                 1997          1997       (in years)
                                             ------------   ----------   ------------

      Restaurant equipment                   $ 5,563,448     9,610,938      5 - 12
      Leasehold improvements                   2,323,513     4,741,255     15 - 20
      Other equipment                            527,020       570,203        5
                                             -------------------------    ===========
                                               8,413,981    14,922,296
      Less accumulated depreciation            6,400,459     7,982,860
                                             -------------------------
                                             $ 2,013,522     6,939,536
                                             =========================

(4)   Leases

      The Company leases its restaurants under noncancellable operating leases. These leases have initial terms from five to ten years with options to renew for generally ten years. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

      Fiscal year
      -----------

      1998                  $ 1,825,128
      1999                    1,183,993
      2000                      814,387
      2001                      647,434
      2002                      222,295
      Thereafter                274,600
                            ===========

      Total lease expense was approximately $2,400,000 for the year ended December 31, 1997, $2,700,000 for the year ended January 1, 1997 and $3,480,000 for the year ended January 3, 1996. Certain lease agreements had initial rental free periods and annual fixed escalators which are expensed on a straight-line basis over the lease term.


(5)   Impairment of Long-Lived Assets

      In applying Statement 121 during fiscal 1995, the Company reviewed all assets related to each restaurant location, including goodwill, for possible impairment. Accordingly, $4,475,000 was charged against operations during the quarter ended January 3, 1996 for asset impairments primarily related to Northern store operations.

      The Company undertook a further review of its assets and determined that it would need to remodel many of its locations in order to avoid further impairment. The Company entered into a strategic partnership to address a sales decline experienced in the Florida market. Star Buffet, Inc. ("Star") was to provide both professional management and incremental funding to improve operations. Susequent to year end 1997, the alliance was mutually terminated. With the inability to expeditiously replace the incremental funding to both remodel locations and develop markets to build store volume, the Company reviewed each restaurant location and charged $8,024,350 ($2,093,449 of fixed assets and $5,930,901 of goodwill) against operations as a result of applying Statement 121.


(6)   Long Term Debt

      On October 31, 1997, the Company executed a Credit Agreement with Star Buffet that provided for advances up to $4.5 million to the Company. Interest is payable monthly at prime plus four per cent up to $4,000,000 and prime plus 5 per cent on amounts above $4,000,000. All advances are due on October 31, 2002. The Agreement is secured by substantially all the Company's assets. As of December 31, 1997, Star had advanced $710,000 to the Company under this Agreement.

      As a result of the termination of the alliance with Star and the sale of three restaurants to Star, the advances were repaid subsequent to year-end. See Note 10.


(7)   Reserve for Restaurant Closings

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

      The Company increased the reserve for restaurant closings in the year ended December 31, 1997 by a $3,151,000 charge to the provision for store closings. The increase was attributable to revised cost estimates to settle lease obligations, the addition of four stores closed in 1997, and a provision for possible additonal store closings in 1998. The Company charged $1,904,423 (net of accrued rent and expenses related to closed stores) against the reserve for restaurant closings for the year ended December 31, 1997.

      The balance of the reserve for restaurant closings as of December 31, 1997 is comprised of the following:

                                                             Restaurant
                                                              closings
                                                             -----------

      Lease termination agreements and remaining
       lease expense                                         $ 2,253,773
      Estimates of future leasehold termination costs
       and other                                               1,167,251
                                                             -----------
                                                             $ 3,421,024
                                                             ===========

(8)   Income Taxes

      Income taxes (benefit) attributable to loss before income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 35 percent to loss before income taxes for December 31, 1997 and January 1, 1997, and January 3, 1996 as a result of the following:

                                                              December 31,    January 1,    January 3,
                                                                  1997           1997          1996
                                                              ------------    ----------    -----------

      Computed "expected" tax benefit                         $(5,802,000)     (548,000)    (2,838,000)
      Increase (reduction) in income taxes resulting from:
        State tax benefit, net                                   (656,000)     (112,000)      (316,000)
        Goodwill                                                2,241,000
        Other, net                                             (1,034,000)                    (265,000)
        Change in valuation allowance                           5,251,000       660,000      3,419,000
                                                              ----------------------------------------
                                                              $        --            --             --
                                                              ========================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                     December 31,     January 1,
                                                         1997            1997
                                                     ------------     ----------

      Deferred tax assets:
        Impairment of long-lived assets              $  2,055,000      1,621,000
        Provision for store closings                    1,943,000        870,000
        Net operating loss carryforward                14,401,000     12,619,000
        Miscellaneous tax credits                         121,000         121000
        Goodwill                                          212,000        427,000
        Accrued severance                                 410,000             --
        Bad debt allowance                                 14,000             --
        Other                                             295,000        117,000
                                                     ---------------------------
            Total gross deferred tax assets            19,451,000     15,775,000

            Less valuation allowance                  (18,312,000)   (13,061,000)
                                                     ---------------------------
            Net deferred tax assets                     1,139,000      2,714,000
                                                     ---------------------------

      Deferred tax liabilities:
        Property and equipment, due to differences
         in depreciation methods and useful lives      (1,139,000)    (2,435,000)

        Training                                               --       (279,000)
                                                     ---------------------------
            Total gross deferred tax liabilities       (1,139,000)    (2,714,000)
                                                     ---------------------------

            Net deferred tax asset                   $         --             --
                                                     ===========================

      The net change in the total valuation allowance was an increase of $5,251,000 and $660,000 for the years ended December 31, 1997 and January 1, 1997, respectively. The realization of deferred tax assets is dependent upon sufficient future taxable income. Based on prior operating results, the Company has a valuation allowance of its potential deferred net tax assets due to the uncertainty of the realization of the net deferred tax assets.

      At December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $36,000,000 which is available to offset future taxable income, if any, through 2011.


(9)   Stockholders' Equity

      Shareholder Rights Plan

      On June 21, 1996, the Company adopted a Shareholder Rights Plan (the "Plan") which is designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Under the Plan, each of the Company's outstanding shares is now accompanied by a Right that would become exercisable at the close of business on the tenth day following the earlier to occur of:

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

      Reverse Stock Split

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

      Stock Option Plans and Warrants

      Effective February 19, 1987, an employee stock option plan (the "1987 Plan") was adopted for which 104,593 shares of the Company's common stock were reserved. Effective May 9, 1990, the Company adopted a second employee stock option plan (the "1990 Plan") for which 42,000 shares of the Company's common stock were reserved. Effective May 26, 1994, the Company adopted a stock option plan for directors and key employees for which 100,000 shares were reserved. The Company has also adopted, subject to shareholder approval by August 11, 1998, the 1997 Combination Stock Option Plan for which 120,000 shares of the Company's common stock was reserved. The option prices for all plans are to be no less than the fair market value of stock at the date of grant. In 1997, the Company granted warrants to purchase 320,000 shares of the Company's common stock at $.375 per share to a former executive officer. These warrants are included in the tables below.

      Changes in stock options and warrants outstanding are as follows:

                                         Number of                   Weighted-average
                                          Shares         Price          Fair Value
                                         ---------   -------------   ----------------

      Outstanding, December 28, 1994      201,763    $5.20-$39.375
        Granted                           101,800       3.125-7.50        $2.69
        Exercised                              --               --
        Canceled                           35,864       3.75-16.25

      Outstanding, January 3, 1996        267,699      3.125-39.75
        Granted                           168,200        2.35-3.60        $1.95
        Exercised                              --               --
        Canceled                           10,550      3.125-15.00

      Outstanding. January 1, 1997        425,349      2.35-39.375
        Granted                           358,800       .375-1.375        $0.25
        Exercised                              --
        Canceled                          204,099      2.35-39.375

      Outstanding, December 31, 1997
        Range of Prices
          $0.375-$5.00                    412,550
          $5.01-$39.75                    167,500
                                          -------
            Total                         580,050    $0.375-$39.75
                                          =======

        Available for Future Grants       141,556
                                          =======

      Under the 1987 and 1990 employee stock option plans, options vest 25% per year for four years. Vesting provisions under the other plans vary.

      Options and warrants to purchase 546,763 shares were exercisable at December 31, 1997. The vesting schedule by fiscal year for all shares covered by the options is as follows:

                     Fiscal year
                     -----------

                        1998                11,150
                        1999                10,137
                        2000                 9,000
                        2001                 3,000
                                            ------
                                            33,287
                                            ======

      The Company has public warrants outstanding for the purchase of 422,500 shares at $22.50 per share exercisable through November 1998. In connection with a Business Services Agreement with Star, the Company issued a warrant for the purchase of 1,342,422 shares at $1.00 per share on October 31, 1997 (See Note 10).

      Stock Based Compensation

      During the year ended January 1, 1997, the Company adopted the disclosure-only provisions of Financial Accounting Standards Board's Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") which recommends stock based compensation be measured at fair value rather than intrinsic value and requires additional pro forma disclosure for companies that do not measure stock based compensation using the fair value method.

      The Company applies APB Opinion No. 25 in accounting for its stock options and warrants, accordingly, no compensation cost has been recognized for its stock options and warrants in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                             December 31,      January 1,      January 3,
                                                 1997             1997            1996
                                             -------------    ------------    ------------

      Net loss                As reported    ($16,578,050)    ($1,565,255)    ($8,109,179)

                              Pro Forma      ($16,679,447)    ($1,599,927)    ($8,119,229)

      Loss per share-Basic
       and diluted            As reported          ($6.65)         ($0.63)         ($3.00)

                              Pro forma            ($6.69)         ($0.64)         ($3.00)

      The fair value of each option and warrant grant subject to Statement 123 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995 respectively: dividend yield of zero per cent for all years: expected volatility of 82.38% for all years; risk-free interest rates of 6.4%, 6.5%, and 5.7%; and expected lives of 3, 6, and 4 years. This pro forma net loss and loss per share applies only to options and warrants granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under Statement No. 123 is not considered in the pro forma net loss and loss per share amounts referred to because compensation costs are reflected over the options and warrants vesting periods and compensation cost for options and warrants granted prior to December
      29, 1994 is not considered.

      Star Warrant

      On October 31, 1997, the Company issued a warrant to purchase 1,342,422 shares of the Company's common stock at $1.00 per share to Star. The warrant was valued at $1,367,446 using the Black-Scholes method. The warrant is exercisable at any time until October 31, 2002. Stacey's Buffet is obligated to register the common stock issuable under the warrant. The warrant contain customary anti-dilution provisions. The warrant was canceled on February 17, 1998 and the deferred loan costs will be reversed to paid in capital in the first quarter. See Note 10.

(10)  Related Parties

      During 1995, the Company and a former Chairman and Chief Executive Officer ("former Officer"), agreed to spin-off three restaurants in exchange for the return to the Company of 400,000 shares of the Company's common stock. The fair market value of the Company's common stock received in the spin-off approximated the net book value of the restaurant assets and $1,966,000 of related goodwill. The former Officer entered into a license agreement to operate the stores under the Stacey's name using the buffet concept which required the payment of a two percent royalty after six months of operations. During 1996, the former Officer terminated the license agreement and no longer operates these stores as Stacey's Buffet restaurants. As part of the transaction, the former Officer granted the Board of Directors the right to direct the voting of his remaining 400,000 shares through 1998.

      As part of the strategic alliance with Star, the Company's President, CEO, and Chairman of the Board of Directors resigned on October 31, 1997, pursuant to a Severance and Noncompetition Agreement which entails payments totaling $1,000,000 over four years to The Marrier Group, Inc., of which Mr. Marrier is an employee. In 1997, the Company paid $247,393 to The Marrier Group, Inc.

      The Company paid a company owned by the current President, CEO, and Chairman of the Board fees totaling approximately $143,000 in 1997.

      On October 31, 1997, Star entered into a Business Services Agreement pursuant to which Star agreed to provide on a fee basis certain management, administrative and purchasing services for the Company's restaurants for a period of five years. Additionally, on October 31, 1997 Star agreed, subject to certain conditions, to make loans from time to time up to a maximum amount of $4.5 million to the Company, pursuant to a Credit Agreement dated October 31, 1997 (the
      "Credit Agreement"). In connection with the Credit Agreement, the Company granted to Star a warrant to purchase 1,342,422 shares of the Company's common stock at a price of $1.00 per share, and entered into a security agreement, a promissory note, and an option granting Star the right to purchase up to six of the Company's restaurants located in Florida. Star also receeived registration rights with respect to shares of the Company's common stock issuable upon exercise of the warrant. See Note 13.


(11)  Contingencies

      Purchase Commitments

      The Company relies on Sysco Food Services ("Sysco") for a significant portion of its purchases of food used in its restaurant operations. For the year ended December 31, 1997, the Company purchases approximately $4,600,000 from Susco, which was 43% of its purchases of food. The Company is not current in its payments to Sysco and continues to receive deliveries from Sysco under an informal agreement.

      The Company maintains purchase commitments with R.C. Cola and Coca Cola for the supply of soft drinks to its restaurants. At December 31, 1997, the Company owed approsimately $331,000 to R.C. Cola and $215,000 to Coca Cola under current and previous commitments. Management believes that it is in its best interest to continue with a single supplier. Management is negotiating to resolve this matter, but no assurance can be given that it will be resolved with a favorable outcome for the Company.

      Workers Compensation

      At December 31, 1997, the Company had $262,395 in short term investments, which is being used to secure a $250,000 letter of credit supporting self funded workers compensation and general liability programs. In February 1998, the Company's workers compensation carrier notified the Company that this letter of credit must be increased by $300,000 from $250,000 to $550,000, immediately which will require a commensurate increase in the investment collateral. The Company has notified the carrier that it is not in a position to respond to this requirement at the present time and can give no assurance that it will be able to fulfill this request in the near future. The carrier may, if a satisfactory resolution is not reached, cancel the Company's coverage at any time, in which event the Company could be forced to discontinue operations, declare bankruptcy, or take other extraordinary action to remain in business.

      Leases

      On October 31, 1997, the Company entered into standstill agreements with twenty two landlords from whioch the Company leased property in order to stay defaults pertaining to the underlying leases. In the standstill agreements, the Landlords agreed not to take any collection action on past due amounts owed by the Company until either December 1, 1997 or January 1, 1998 provided the Company made current lease payments for the months November 1997, for the December 1 standstill or current payments for November or December 1997 for the January 1, 1998. Although the standstill agreements have expired the landlords have not taken adverse action.

      At December 31, 1997, the Copmpany owed approximately $650,000 in past due rent payments to landlords, representing approximately three months rent in arrears. At March 16, 1998, the amount had increased to approximately $850,000.

      Legal Matters

      The Company's business exposes it to a variety of claims arising in the normal course, including employee claims, "slip and fall" claims, and other claims. Management believes that it would not be useful to describe each of these claims. However, given the fact that the Company's financial resources are severely limited, any single adverse judgement could have a material impact on the Company's financial resources.

      Although management has endeavored to describe, below, those matters that it perceives to constitute the greatest threats to the Company, it is possible that any single claim could force the Company to take extraordinary action. Moreover, management believes that an adverse outcome to any of the matters described below could force the Company to file for protection under applicable bankruptcy or receivership laws, or to take other action which could have serious and negative implications.

      With regard to the workers compensation and general liability claims for which the Company is self funded, it is important to recognize that the risk of loss is borne by the Company. The Company is required to provide a letter of credit to secure these self funded programs. The insurance Company requested in February 1998 an increase in the letter of credit of $300,000 from $250,000 to $550,000 which will require a commensurate increase in the investment collateral which the Company has been unable to provide. See Note 11. The inability of the Company to increase its required letter of credit could have a material impact on the Company.

      The Company was subject to a lawsuit by four employees claiming sexual harassment by a manager of one of the Company's restaurants. The settlement agreement provides for the payment of $235,000 to the plaintiffs on September 7, 1998. If the payment is not made the plaintiffs are entitled to proceed against the Company pursuant to a final order which is not subject to the defenses that the Company might have had in the original claims. Any default in payment of the foregoing amount could result in an expedited judgement against the Company, upon which court-authorized collection action could be commenced.

      The Company has been threatened with a lawsuit by Shoney's, Inc. ("Shoney's") claiming that the Company is in violation of a prior agreement regarding the claims by Shoney's that the Company's trade dress is similar to that of Shoney's. Management believes that it will be able to resolve this issue.

      In recent months, the Company has been the subject of an increasing number of collection actions by various vendors, landlords and others See Note 2.

      The Company recently terminated payments under its Severance and Noncompetition Agreement with the Marrier Group, Inc. of which Mr. Marrier, a current director and the former chief executive offer of the Company, is and employee. That agreement, which was based on the Star alliance, had provided for payment to the Marrier Group, Inc. of $1,000,000 in the form of biweekly installments of $10,417. On March 31, 1998, the Company received a letter from the Marrier Group's attorney threatening a collection action.


(12)  Unaudited Quarterly Financial Data

      The following table presents selected quarterly financial data for the periods indicated :

                                                      First         Second          Third         Fourth
                                                     Quarter        Quarter        Quarter        Quarter
                                                   -----------    -----------    -----------    ------------

      1997
      Restaurant sales                             $10,187,511    $ 7,827,438    $ 8,786,653    $  6,430,793
      Restaurant costs                               8,880,989      7,934,765      9,644,243       7,061,575
                                                   ---------------------------------------------------------
      Restaurant Profit (loss)                       1,306,522       (107,327)      (857,590)       (630,782)

      General and Administrative expenses              533,204        535,916        659,612       3,041,118
      Amortization of goodwill                         109,500        109,500        146,000         109,500
      Provision for restaurant closings                     --             --             --       3,151,000
      Impairment of long-lived assets                       --             --             --       8,024,350
      Other Income (expense)                            36,228         53,231          6,582          34,786
                                                   ---------------------------------------------------------
      Profit (loss) before income taxes                700,049       (699,512)    (1,656,620)    (14,921,964)
      Income tax benefit                                     0              0              0               0
                                                   ---------------------------------------------------------
      Net earnings (loss)                          $   700,049    $  (699,512)   $(1,656,620)   $(14,921,964)
                                                   =========================================================

      Net earnings (loss) per basic and diluted
       share                                       $      0.28    $     (0.28)   $     (0.66)   $      (5.99)

                                                      First         Second          Third         Fourth
                                                     Quarter        Quarter        Quarter        Quarter
                                                   -----------    -----------    -----------    ------------

      1996
      Restaurant sales                             $11,195,694    $ 9,320,006    $10,240,110    $  8,025,563
      Restaurant costs                               9,792,521      8,950,329     10,882,261       8,115,501
                                                   ---------------------------------------------------------
      Restaurant Profit (loss)                       1,403,173        369,677       (642,151)        (89,938)

      General and Administrative expenses              602,830        461,731        668,847         536,964
      Amortization of goodwill                         109,500        109,500        146,000         109,500
      Provision for restaurant closings                     --             --             --         225,000
      Impairment of long-lived assets                       --             --             --              --
      Other Income (expense)                            98,172         75,137         74,712         115,835
                                                   ---------------------------------------------------------
      Profit (loss) before income taxes                789,015       (126,417)    (1,382,286)       (845,567)
      Income tax benefit                                     0              0              0               0
                                                   ---------------------------------------------------------
      Net earnings (loss)                          $   789,015    $  (126,417)   $(1,382,286)   $   (845,567)
                                                   =========================================================

      Net earnings (loss) per basic and diluted
       share                                       $      0.32    $     (0.05)   $     (0.55)   $      (0.35)


                                                      First         Second          Third         Fourth
                                                     Quarter        Quarter        Quarter        Quarter
                                                   -----------    -----------    -----------    ------------

      1995
      Restaurant sales                             $15,314,992    $11,342,992    $12,276,450    $  9,891,885
      Restaurant costs                              14,155,233     10,911,941     12,561,882    $ 10,258,750
                                                   ---------------------------------------------------------
      Restaurant Profit (loss)                       1,159,759        431,051       (285,432)       (366,865)

      General and Administrative expenses              617,111        635,140        756,652         711,488
      Amortization of goodwill                         133,994        133,994        154,165         109,500
      Provision for restaurant closings                     --             --             --       1,750,000
      Impairment of long-lived assets                       --             --             --       4,475,000
      Other Income (expense)                           151,310         81,275        128,271          68,496
                                                   ---------------------------------------------------------
      Profit (loss) before income taxes                559,964       (256,808)    (1,067,978)     (7,344,357)
      Income tax benefit                                     0              0              0               0
                                                   ---------------------------------------------------------

      Net earnings (loss)                          $   559,964    $  (256,808)   $(1,067,978)     (7,344,357)
                                                   =========================================================

      Net earnings (loss) per basic and diluted
       share                                       $      0.19    $     (0.09)   $     (0.39)   $      (2.72)


(13)  Subsequent Event

      On February 17, 1998, the Company announced the termination of the strategic alliance with Star. and the sale to Star of restaurants for $1,100,000, approximately $300,000 in excess of net book value. Proceeds from the transaction were used to repay $710,000 of loans that Stacey's had previously received from Star under the Credit Agreement and $390,000 of fees and expenses charged to Stacey's by Star pursuant to the Business Services Agreement to the date of termination. As part of the termination of the Star strategic alliance, the Credit Agreement, the Option Agreement, the Business Service Agreement and all other agreements, documents and related instruments were terminated. In addition, the warrant to purchase common stock of Stacey's was canceled. The Company incurred approximately $250,000 in fees to Star in 1997.


Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

None


                                   PART III

Items 10,11, 12, and 13

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


Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------

(a)   (1) Financial Statements and Supplementary Data

      The following financial statements of Stacey's Buffet, Inc. are included in Part II, Item 8:

            Independent Auditors' Report
            Balance Sheets at December 31, 1997 and January 1, 1997 Statements of Operations for the years ended December 31, 1997,
             January 1, 1997 and January 3, 1996
            Statements of Stockholders' Equity for the years ended
             December 31, 1997, January 1, 1997 and January 3, 1996
            Statements of Cash Flows for the years ended December 31, 1997,
             January 1,1997, and January 3, 1996
            Notes to Financial Statements

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

      Exhibit 10.1  Termination Agreement
      Exhibit 10.2  Asset Purchase Agreement
      Exhibit 27.1  Financial Data Schedule


(b)   Reports on Form 8-K

      Reports on Form 8-K filed during the fourth quarter of 1997:

      None


(c)   Exhibits

      Exhibits to this form 10-K are attached or incorporated by reference as stated above.

(d)   Not Applicable



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STACEY'S BUFFET, INC.

Date: March 31, 1998

                                By: Peter J. Hurley
                                -----------------------------------------------
                                President, Chief Executive Officer and
                                Chairman of the Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                           Title                           Date
-----------------------     ----------------------------------      ------------------

/s/ Peter J. Hurley         President, Chief Executive              March 31, 1998
-----------------------     Officer and Chairman of the
                            Board of Directors


    Stephen J, Marrier      Director                                March 31, 1998
-----------------------


/s/ Mike Kehoe              Chief Financial Officer (Principal      March 31, 1998
-----------------------     Financial and Accounting Officer)
