Form 10-Q
period 1998-03-25
STACEYS BUFFET INC
filed 1998-06-17
CIK 831984

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 25, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to ___________


                      Commission File Number 000-16791
                            STACEY'S BUFFET, INC.
           (Exact Name of Registrant as specified in its Charter)


                     Florida                             59-2736736
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

12812 60th Street North, Suite 200, Clearwater, FL          33760
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (813) 507-0335


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   [ ]        No   [X]


      The number of shares outstanding of registrant's common stock as of April 27, 1998 was 2,493,144 shares.


                            STACEY'S BUFFET, INC.

                                    INDEX


                                                                        PAGE #
                                                                        ------

      PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

      Balance Sheets as of March 25, 1998 and December 31, 1997           3

      Statements of Operations for the Twelve Weeks
       Ended March 25, 1998 and March 26, 1997                            4

      Statements of Stockholders' Equity for the Twelve
       Weeks Ended March 25, 1998 and March 26, 1997                      5

      Statements of Cash Flows for the Twelve Weeks
       Ended March 25, 1998 and March 26, 1997                            6

      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      14


      PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                                19

Item 2. Changes in Securities                                            20

Item 3. Defaults Upon Senior Securities                                  20

Item 4. Submission of Matters to a Vote of Security Holders              20

Item 5. Other Information                                                20

Item 6. Exhibits and Reports on Form 8-K                                 20

Signatures                                                               21


                            STACEY'S BUFFET, INC.

                               Balance Sheets

                    March 25, 1998 and December 31, 1997

                                                 (Unaudited)
                                                  March 25,       December 31,
Assets                                              1998              1997
                                                 -----------      ------------

Current assets:
  Cash and cash equivalents                     $   (58,655)      $    351,998
  Short-term investments                            266,439            262,395
  Receivables                                        30,639             20,833
  Inventory                                         196,130            264,333
  Deferred loan costs                                     -          1,367,446
  Prepaid expenses and other current assets          45,840             38,502
                                                ------------------------------

      Total current assets                          480,393          2,305,507

Property and equipment, net                       1,253,551          2,013,522
Deposits and other assets                           112,188            128,385
Goodwill, net                                       688,023          1,475,523
                                                ------------------------------

                                                $ 2,534,155       $  5,922,937
                                                ==============================

Liabilities and Stockholders'
 Equity (Deficit)

Current liabilities:
  Accounts payable                              $ 3,434,083       $  3,430,166
  Line of credit                                          -		     -
  Current portion of obligations under
   Capital Leases                                    10,225             10,826
  Current portion of obligations due
   Star Buffet, Inc.                                      -            710,000
  Accrued severance                                 895,834          1,025,874
  Accrued workers compensation                      535,989            558,810
  Accrued expenses                                2,946,515          2,160,574
  Accrued rent                                      824,961            862,512
  Reserve for restaurant closings                 3,758,798          3,421,024
                                                ------------------------------

      Total current liabilities                  12,406,405         12,179,786

Obligations under capital leases,
 excluding current portion                           12,253             13,619
                                                ------------------------------

      Total liabilities                          12,418,658         12,193,405

Stockholders' equity (deficit)
  Common stock, $.01 par value.
   Authorized 25,000,000 shares;
   issued and outstanding 2,493,144
   shares at March 25, 1998
   and March 26, 1997                                24,931             24,931
  Additional paid in capital                     42,787,602         44,155,048
  Accumulated deficit                           (52,697,036)       (50,450,447)
                                                ------------------------------

      Net stockholders' equity (deficit)         (9,884,503)        (6,270,468)

Commitments and contingencies                             -                  -
                                                ------------------------------

                                                $ 2,534,155       $  5,922,937
                                                ==============================

See accompanying notes to financial statements.


                            STACEY'S BUFFET, INC.

                          Statements of Operations

                  For the Twelve Weeks Ended March 25, 1998
                             and March 26, 1997
                                 (Unaudited)

                                                    March 25,        March 26,
                                                      1998             1997
                                                  -----------        ---------

Restaurant sales                                  $ 7,088,972      $10,187,511

Cost of restaurant sales:
  Food cost                                         2,783,054        3,772,997
  Labor cost                                        2,187,395        2,783,715
  Operating cost                                      956,176        1,448,713
  Occupancy cost                                      508,292          639,694
  Depreciation and amortization                       111,916          235,870
                                                  ----------------------------

      Total restaurant costs                        6,546,833        8,880,989
                                                  ----------------------------

  Restaurant profit                                   542,139        1,306,522

General and administrative expenses                 1,956,332          533,204
Amortization of goodwill                               19,050          109,500
Provision for restaurant closings                     532,913                -
Impairment of long-lived assets                       622,105                -
                                                  ----------------------------
      Operating profit (loss)                      (2,588,251)         663,818

Gain (loss) on sale of assets                         319,322                -

Other income, net                                      22,350           36,228
                                                  ----------------------------

      Income (loss) before income taxes            (2,246,589)         700,046

Income taxes                                                -                -
                                                  ----------------------------

      Net income (loss)                           $(2,246,589)         700,046
                                                  ============================
      Comprehensive income (loss)                 $(2,246,589)         700,046
                                                  ============================


Net Income (loss) per share of
 common stock-Basic                               $     (0.90)            0.28
                                                  ============================
             -Diluted                                   (0.90)            0.27
                                                  ============================

Weighted average number of common
 shares outstanding
  Basic                                              2,493,144       2,493,144
  Diluted                                            2,493,144       2,620,644

See accompanying notes to financial statements.


                            STACEY'S BUFFET, INC.

                     Statements of Stockholders' Equity

                  For the Twelve Weeks Ended March 25, 1998
                             and March 26, 1997
                                 (Unaudited)

                                                                Additional                            Net
                                         Common stock            paid-in        Accumulated      stockholders'
                                     Shares        Amount        capital          deficit           equity
                                     ------        ------       ----------      -----------      -------------

Balances at December 31, 1997       2,493,144      $24,931      44,155,048      (50,450,447)      (6,270,468)

  Net income (loss)                         -            -               -       (2,246,589)      (2,246,589)

  Warrant canceled in connection
   with termination of Credit
   Agreement with Star                                          (1,367,446)                       (1,367,446)
                                    ------------------------------------------------------------------------
Balances at March 25, 1998          2,493,144       24,931      42,787,602      (52,697,036)      (9,884,503)
                                    ========================================================================

                                                                Additional                            Net
                                         Common stock            paid-in        Accumulated      stockholders'
                                     Shares        Amount        capital          deficit           equity
                                     ------        ------       ----------      -----------      -------------

Balances at January 1, 1997         2,493,144      $24,931      42,787,602      (33,872,142)       8,940,136

Net income                                  -            -               -          700,046          700,046
                                    ------------------------------------------------------------------------

Balances at March 26,1997           2,493,144      $24,931      42,787,602      (33,172,096)       9,640,182
                                    ========================================================================

See accompanying notes to financial statements.


                            STACEY'S BUFFET, INC.

                          Statements of Cash Flows

                  For the Twelve Weeks Ended March 25, 1998
                             and March 26, 1997
                                 (Unaudited)

                                                       March 25,       March 26,
                                                         1998            1997
                                                       ---------       ---------

Cash flow from operating activities:
  Net earnings (loss)                                 $(2,246,589)   $ 700,046
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Impairment of long-lived assets                       622,105            -
    Depreciation and amortization                         130,966      412,949
    Provision for restaurant closings                     532,913            -
    Gain on Sale of Assets                               (319,322)           -
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Short-term investments                             (4,044)     553,591
        Receivables                                        (9,806)      46,365
        Inventory                                          68,203      (22,387)
        Prepaid expenses and other current assets          (7,338)     (56,598)
        Deposits and other assets                          16,197          200
      Increase (decrease) in liabilities:
        Accounts payable                                    3,917     (752,480)
        Accrued severance                                (130,040)           -
        Accrued workers compensation                      (22,821)     (45,961)
        Accrued Expense                                   785,941      (95,514)
        Accrued rent                                      (37,551)     (94,253)
        Reserve for restaurant closings                  (221,417)    (302,615)
                                                      ------------------------

          Net cash provided by (used in)                 (838,686)     343,343
           operating activities

Cash flows from investing activities:
  Capital expenditures                                    (10,000)     (77,569)
  Proceeds from sale of assets                           1,150,000           -
                                                      ------------------------

          Net cash provided by (used in)
           investing activities                          1,140,000     (77,569)

Cash flows from financing activities:
  Payments of advances from Star Buffet, Inc.             (710,000)          -
  (Decrease) increase in line of credit                          -    (340,000)
  Proceeds from issuance of capital lease
   obligations                                                   -           -
  Payments on capital lease obligations                     (1,967)     (4,759)
                                                      ------------------------

          Net cash provided by (used in)
           financing activities                           (711,967)   (344,759)
                                                      ------------------------

          Net (decrease) increase in cash                 (410,653)    (78,985)

Cash and cash equivalents at beginning of period           351,998     252,991
                                                      ------------------------

Cash and cash equivalents at end of period            $    (58,655)  $ 174,006
                                                      ========================

Supplemental disclosure of cash flow information:

  Cash payments during the period for:
    Interest paid                                     $     11,873       2,563
                                                      ========================

See accompanying notes to financial statements.


                            STACEY'S BUFFET, INC.

STACEY'S BUFFET, INC.

                        NOTES TO FINANCIAL STATEMENTS


(1)   Summary of Significant Accounting Policies and Practices

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the first quarter ended March 25, 1998 are not necessarily an indication of the results that may be expected for the fiscal year ended December 30, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 31, 1997 financial statements.

Fiscal Year
The Company's fiscal year ends on the Wednesday nearest December 31.

Cash and Cash Equivalents
Cash and cash equivalents (There were no cash equivalents at December 31, 1997 or March 25, 1998) includes cash and investments with original and purchased maturities less than 90 days.

Short-Term Investments
Short-term investments consist of U.S. Treasury and corporate bonds and are carried at market. Substantially all short-term investments have been pledged as security for the Company's letter of credit used to support its workers compensation obligations. The carrying amount of short-term investments approximates fair value because of the short maturity, generally less than one year, of these instruments.

Deferred Loan Costs
Deferred loan costs of $1,367,446 were incurred in connection with the issuance of a Warrant by the Company in connection with the October 31, 1997 Credit Agreement with Star Buffet, Inc. Upon the termination of the Credit Agreement on February 17, 1998, the warrant was canceled and the defered loan costs were reversed to Paid In Capital in the first quarter. See Note 3.

Inventory
Inventory, which consists principally of food and supplies, is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Goodwill
Goodwill relates to the merger with Stacey-Lynn Group, Inc. and is being amortized over 20 years.

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments at December 31, 1997 and March 25, 1998, reflect the fair value amounts which have been determined using available market information.

Accounting for Long-lived Assets
The Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 3, 1996. This Statement requires that certain long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Income Taxes
The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Earnings (Loss) Per Share
The Company accounts for its net earnings (loss) per share in accordance with Financial Accounting Standards Board Statement No 128 "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of the Company's basic and diluted earnings (loss) per share reported is illustrated below.

                                                 For the Quarter Ended
                    -----------------------------------------------------------------------------
                                   March 25,                               March 26,
                                     1998                                    1997
                    -------------------------------------    ------------------------------------
                    Income (loss)     Shares    Per Share    Income (loss)    Shares    Per Share
                    -------------     ------    ---------    -------------    ------    ---------

Basic Earnings
Per Share
Net Income           $(2,246,589)    2,493,144    $(.90)       $700,046      2,493,144    $.28

Diluted Earnings
Per Share
Effect of Dilutive
Stock Options                  -             -        -               -        127,500
                     -------------------------------------------------------------------------

Net Income           $(2,246,589)    2,493,144    $(.90)       $700,046      2,620,644    $.27

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial satements in conformity with generally acepted accounting principles. Actual results could differ from these estimates.

Reclassifications
Certain amounts in the 1997 financial statement have been reclassified to conform to the 1998 financial statments presentation.

Accounting Standards
In June 1997, SFAS No. 130, "Comprehensive Income" (Statement 130), was issued which becomes effective for the Company's 1998 fiscal year.
Statement 130 requires reclassification of earlier financial statements for comparative purposes. Statement 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. Statement 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement 131), was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997.

(2)   Going Concern

The Company has incurred net losses of $16,578,050, $1,565,255, and $8,109,179 for the years ended December 31, 1997, January 1, 1997, and January 3, 1996. The Company also reported a net loss of $2,246,589 for the qurter ended March 25, 1998 as compared to a profit of $700,046 in the comparable quarter a year ago. These losses have caused a considerable strain on the Company's cash flow. At March 25,1998, the Company had a working capital deficit of $11,926,013 and a net stockholders' deficit of $9,884,503. In order to alleviate some of this strain, the Company entered into agreements with certain of its creditors to allow the Company to delay payment of a substantial portion of its then due accounts payable. Although these agreements have expired, many of these creditors have continued to permit the Company to delay payments. There can be no assurance that these creditors will continue to extend these extraordinary payment terms to the Company. Some creditors are demanding that the Company revert to regular payment terms or have obtained judgements against the Company for money owed. Based on the developments it is highly probable that the Company would need to take measures, as described in the following paragraph, to maintain its business.

Exacerbating the Company's financial position is the fact that it is currently entering the slow season for its Florida operations and it is expected that the Company's cash flow will be negatively impacted over the next four to six months. If the Company is unable to generate positive cash flow from asset sales or by other extraordinary means in the near future, the Company's financial resources are insufficient for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company has taken steps to improve revenues, reduce operating expenses, sell assets, and close store locations that do not generate positive cash flow, to restructure operations to achieve positive cash flow during the slow season. As there can be no assurances that such steps would successfully sustain operations, the Company is preparing for a filing for protection from creditors in order to enable the Company to reorganize its finances, merge with another company and/or sell all or substantially all of the Company's assets. The financial statements do not include any adjustments that would result from such a filing.

(3)   Long Term Debt

On October 31, 1997, the Company executed a Credit Agreement with Star Buffet that provided for advances up to $4.5 million to the Company. Interest was payable monthly at prime plus four per cent up to $4,000,000 and prime plus 5 per cent on amounts above $4,000,000. All advances were due on October 31, 2002. The Agreement was secured by substantially all the Compnay's assets. As of February 17, 1998, Star had advanced $710,000 to the Company under this Agreement. As a result of the termination of the alliance with Star and the sale of three restaurants to Star, the Credit Agreement was terminated and the advances were repaid on February 17, 1998.

Star Warrant
On October 31, 1997, as part of the Credit Agreement with Star, the Company issued a warrant to purchase 1,342,422 shares of the Company's common stock at $1.00 per share to Star. The warrant was valued at $1,367,446 using the Black-Scholes method. As a result of the termination of the alliance with Star, the warrant was canceled on February 17, 1998 and the deferred loan costs were reversed to paid in capital in the first quarter.

(4)   Contingencies

Purchase Commitments
The Company relies on Sysco Food Services ("Sysco") for a significant portion of its purchases of food used in its restaurant operations. For the year ended December 31, 1997, the Company purchased approximately $4,600,000 from Sysco, which was 43% of its food purchases. The Company is not current in its payments to Sysco and continues to receive deliveries from Sysco under an informal agreement.

The Company maintains purchase commitments with R.C Cola and Coca Cola for the supply of soft drinks to its restaurants. At March 25, 1998 the Company owed approximately $307,624 to R. C. Cola and $215,000 to Coca Cola under current and previous purchase commitments. Management believes that it is in its best interest to continue with a single supplier. Management is negotiating to resolve this matter, but no assurance can be given that it will be resolved with a favorable outcome for the Company.

Workers Compensation
At March 25, 1998, the Company had $266,439 in short term investments, which were being used to secure a $250,000 letter of credit supporting self-funded worker's compensation and general liability programs. In February 1998, the Company's workers' compensation insurance carrier notified the Company that this letter of credit must be increased from $250,000 to $550,000 immediately which will require a commensurate increase in the investment collateral. The Company notified the carrier that it is not in a position to respond to this requirement at the present time and can give no assurance that it will be able to fulfill this request in the near future. In a letter dated April 23, 1998, the carrier notified the Company that is does not intend to renew the Company's insurance coverage in its present form on the renewal date of July 1, 1998. The Company is continuing to discuss alternatives with the carrier and others. In the event that the Company is not able to obtain alternatives for the programs, it could be forced to discontinue operations, declare bankruptcy, or take other extraordinary action to remain in business.

Leases
On October 31, 1997, the Company entered into standstill agreements with twenty-two of its landlords from which the Company leased property in order to stay defaults pertaining to the underlying leases. In the standstill agreements, the Landlords agreed not to take any collection action on past due amounts owed by the Company until either December 1, 1997 or January 1, 1998 provided the Company made current lease payments for the month of November 1997, for the December 1 standstill or current payments for November and December 1997 for the January 1, 1998. The standstill agreements have expired, and the certain landlords have taken adverse actions to collect on past due rents, including obtaining judgement.

At December 31, 1997, the Company owed approximately $650,000 in past due rent payments to landlords, representing approximately three months rent in arrears. At June 11, 1998, this amount had increased to approximately $1,100,000.

Legal Matters
With regard to the workers compensation and general liability claims for which the Company is self funded, it is important to recognize that the risk of loss is borne by the Company. The Company is required to provide a letter of credit to secure these self funded programs. The insurance company requested in February 1998 that the letter of credit be increased from $250,000 to $550,000 which will require a commensurate increase in the investment collateral which the Company has been unable to provide. In a letter dated April 23, 1998, the carrier has notified the Company that it does not intend to renew the Company's insurance coverage in its present form on its renewal date of July 1, 1998. The Company is continuing to discuss alternatives with the carrier and others. In the event that the Company is not able to obtain alternative sources for the programs, the inability of the Company to obtain alternatives would have a material impact on the Company.

The Company was subject to a lawsuit by four employees claiming sexual harassment by a manager of one of the Company's restaurants. The settlement agreement provides for the payment of $235,000 to the plaintiffs on September 7, 1998. If the payment is not made at that time, then pursuant to a court order, the plaintiffs are entitled to judgement against the Company. Any default in payment of the foregoing amount could result in an expedited judgement against the Company, upon which court-authorized collection action could be commenced.

The Company has been threatened with a lawsuit by Shoney's, Inc. ("Shoney's") claiming the Company is in violation of a prior agreement regarding the claims by Shoney's that the Company's trade dress is similar to that of Shoney's. Management believes that it will be able to resolve this issue.

In recent months, the Company has been the subject of an increasing number of collection actions by various vendors, landlords and others. See Note 2.

The Company recently terminated payments under its Severance and Noncompetition Agreement with the Marrier Group, Inc. of which Mr. Marrier, a former director and the former chief executive officer of the Company, is an employee. That agreement, which was based on the Star alliance, had provided for payment to the Marrier Group, Inc. of $1,000,000 in the form of 96 biweekly installments of $10,417. On March 31, 1998, the Company received a letter from the Marrier Group's attorneys threatening a collection action. Mr. Marrier resigned his position on the Board of Directors, effective April 30, 1998.


                            STACEY'S BUFFET, INC.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Stacey's Buffet, Inc. (the "Company") has experienced substantial losses and declining sales for the past several years. These trends intensified in recent months and, with the February 1998 termination of the Star Buffet, Inc. alliance discussed below, the Company's financial condition has become very critical and may cause the Company to file for protection from its creditors in the near future, while the Company reorganizes its operations, merges or sells all or substantially all of its assets. In addition to reporting a loss for 1997 and the first fiscal quarter of 1998, the Company's cash flow from operations is declining and the Company is operating with the forbearance of several vendors whose payables are considerably out of term as well as with the forbearance of many landlords whose leases with the Company are in default. Also, in the past year, four of the Company's five directors have resigned without replacement, and all of the Company's officers have resigned or been terminated.

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

Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements by their nature involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs, advertising and promotional efforts; access to credit or sale of individual restaurants; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management and availability; terms and the deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in or the failure to comply with, government regulations; weather conditions, construction schedules; and other factors referenced in this Form 10-Q.

RESULTS OF OPERATIONS

Results of operations are for the twelve weeks ("first quarter") ended March 25, 1998, as compared to the twelve weeks ended March 26, 1997. At the end of the first quarter 1997, there were 24 Company-owned restaurants in operation compared to 15 at the end of the first quarter of 1998. No restaurants were closed or sold in the first quarter of 1997, but four restaurants were closed and one sold later in the year. Four restaurants were sold in the first quarter of 1998, three to Star Buffet, Inc. and one to an employee. See Subsequent Events.

RESTAURANT SALES were $7,088,972 for the first fiscal quarter of 1998 which ended March 25, 1998 compared to sales of $10,187,511 for last year's first quarter ended March 26, 1997. This represents a decrease of $3,098,539 or 30.4% from the same quarter in 1997. The decrease in sales is primarily due to more stores open during the first quarter of 1997 compared to 1998, as same store sales (stores open at the end of the first quarter of 1998 that were also open for all of the first quarter of 1997 and 1998) declined 11.6%.

COST OF RESTAURANT SALES includes food, labor, operating, occupancy and depreciation and amortization expenses. Operating costs consist primarily of costs of supplies, utilities, maintenance, personal property taxes, and insurance.

Cost of food as a percentage of sales for the twelve weeks ended March 25, 1998 totaled 39.3% compared to 37.0% for the twelve weeks ended March 26, 1997. Food costs as a percentage of sales have grown due to cost increases and food preparation inefficiencies as sales have declined. Labor costs as a percentage of sales increased to 30.8% in the first quarter of 1998 compared to 27.3% in the same quarter last year. This increase was related to the increase in the minimum wage put into effect in the second half of 1997 and the decline in sales relative to the semi-variable nature of certain labor costs. Other operating costs, occupancy and depreciation as a percentage of sales, were 22.2% for the twelve weeks ended March 25, 1998 compared to 22.8% in the comparable period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES increased by $1,423,017 for the twelve weeks ended March 25, 1998 as compared to the same period for the previous year. Total general and administrative expenses, as a percentage of sales, were 27.6% for the first quarter of 1998, as compared to 5.2% for the first quarter of 1997. This increase is a primarily result of the Company accruing $1,140,000 to provide for state sales and use tax assessments proposed by the Stated of Floride and New York. The Company also incurred additional professional and consulting fees of approximately $300,000 in the first quarter of 1998 due to the management fees incurred from the Star agreement and expenses related to changes in operations caused by the termination of the Star agreement.

Amortization of goodwill was $19,050 for the first quarter of 1998 compared to $109,500 in 1997. The amount declined because of the Statement 121 provision for impairment of fixed assets taken in fiscal 1997.

PROVISION FOR RESTAURANT CLOSINGS. Because of losses and negative cash flow of certain restaurants, it was necessary to establish a reserve for the costs associated with closing these restaurants. These costs consist of the write off of the net book value of assets that will not be retained, the estimated costs of terminating long term leases and other costs associated with closing a restaurant.

During the quarter ended March 25, 1998, $532,913 was added to the existing reserve for restaurant closings. This increase was attributable to management's plans to close restaurants that are not performing as the Company enters its traditionally slow season.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company undertook a further review of its assets in the first fiscal quarter of 1998, due to the planned closing of restaurants and a more rapid decline in sales than anticipated in certain markets. Accordingly an impairment reserve of $622,105 was charged against operations during the quarter ended March 25, 1998.

GAIN ON SALE OF ASSETS. The Company recorded a gain on the sale of three restaurants to Star and one restaurant to an employee totaling $319,322 in the first quarter of 1998. There were no gains of this nature in the first quarter of 1997.

OTHER INCOME (EXPENSE) for the first quarter, 1998 was $22,350 compared to $36,228 in the same quarter, last year. Other income (expense) consists primarily of royalty fees earned, interest income, interest expense. The reduction in other income relates to the reduction in the number of restaurants being operated under license agreements in 1998 compared to 1997 and an increase in interest expense.

INFLATIONARY FACTORS were minimal on the operating results of the Company. Wholesale food costs, except for certain items, have remained stable during the first quarter of 1998, and there have not been any noticeable increases in the cost of supplies and other items.

LIQUIDITY AND CAPITAL RESOURCES

The operating losses incurred in recent years have exhausted the Company's cash reserves. At March 25, 1998 the Company's current liabilities exceeded current assets by approximately $11,926,012 and the Company's stockholders equity fell to a negative $9,884,503. The ability of the Company to generate a positive cash flow from operations in the near term is made especially difficult by the fact that all of its currently operating restaurants are located in Florida, a highly seasonal market that has traditionally suffered from negative cash flow from April to October of each year. To bolster cash flow, the Company has taken steps to improve revenues, reduce operating expenses, sell assets, and close store locations that do not generate positive cash flow during the slow season. As there can be no assurances that such steps would successfully sustain operations, the Company is preparing for a filing for protection from creditors in order to enable the Company to reorganize its finances, merge with another company and/or sell all of the Company's assets.

Historically, the Company's liquidity has been obtained through cash from operations, credit from trade suppliers, and the sale of common stock related to the merger in December 1993 with the Stacey Lynn Group. The continued deterioration in operating results, as indicated by the net cash used in operations of $838,686 versus cash provided of $343,343 last year, was a result of the decline in sales and the fixed or semi-fixed nature of many of the Company's operating costs and increased expenses associated with the search for a strategic partner. With the retrenchment of the Company primarily to the Florida market, the seasonality of the Company's operations has increased. Such increase in seasonality will further impair cash flows during the approaching summer and fall.

The Company's cash flows from investing activities were $1,140,000 related to capital expenditures for store openings or the sale of stores and/or restaurant equipment. The Company's cash flow from investing activities were $1,150,000 in the first quarter of 1998 due to the sale of four restaurants. In the 1997 first quarter, no restaurants were sold and cash flows used in investing were $77,569.

The Company's cash flows used in financial activities was approximately $711,767 for the quarter ended March 25, 1998 compared to $349,759 in last year's first quarter. In 1998, the Company repaid $710,000 advanced by Star under the Credit Agreement while in previous years cash flows used in financial activities was primarily related to capital lease obligations and a line of credit. The advance was repaid to Star in February 1998. See accompanying notes to the financial statements.

At March 25, 1998, the Company had $266,439 in short term investments, which were being used to secure a $250,000 letter of credit supporting self-funded worker's compensation and general liability programs. In February 1998, the Company's workers' compensation insurance carrier notified the Company that its letter of credit must be increased by $300,000 to $550,000 immediately which will require a commensurate increase in the investment collateral.
The Company has notified the carrier that it is not in a position to respond to this requirement at the present time and can give no assurance that it will be able to fulfill this request in the near future. In a letter dated April 23, 1998, the carrier has notified the Company that it does not intend
to renew the Company's programs on the renewal date of July 1, 1998.   The
Company is continuing to discuss alternatives with the carrier and others. In the event that the Company is not able to obtain alternative sources for the programs, it could be forced to discontinue operations, declare bankruptcy, or take other extraordinary action to remain in business.

As part of the strategic alliance with Star Buffet, Star Buffet agreed, subject to certain conditions, to make loans from time to time up to a maximum principal amount of $4.5 million. On February 17, 1998, the Company announced the termination of the strategic alliance with Star and the sale to Star of three the Company's restaurants for $1,100,000. Proceeds from the transaction were used to repay $710,000 of loans that Stacey's had previously received from Star under the Credit Agreement and $390,000 of fees and expenses charged to the Company by Star pursuant to the Business Services Agreement to the date of termination. In addition, the warrant to purchase common stock of the Company that had been issued to Star was canceled.

In connection with entering into the Credit Agreement with Star, the Company entered into agreements with certain of its creditors to forgo collection efforts for a period up to 60 days provided that the Company make payments representing current purchases or rent payments on a weekly or monthly basis. Although these stand-still agreements have since expired, the Company is continuing to operate with the forbearance of its creditors. Some of the Company's creditors have discontinued their forbearance, which may force the Company in the near future to discontinue operations, declare bankruptcy or take other extraordinary action to remain in business.

In addition, the withdrawal of the financial and management support by Star has required that the Company immediately seek professional management and new sources of capital, and to more aggressively pursue the sale of stores to raise capital for operating purposes in order to continue to operate. There can be no assurance that the Company will be successful, that the sale of stores can be consummated on terms that will enable the Company to continue its business, or that professional management can be recruited and put in place expeditiously. The Company has engaged the firm of Harrison Hurley & Co., who have been consulting with and advising the Company since 1996, to seek buyers for the Company as a whole or its assets in part. Peter
J. Hurley, the Company's President, CEO, and Chairman of the Board, is the owner of Harrison Hurley & Co. There can be no assurance that such buyers can be found on a timely basis or that such buyers will be willing to purchase the Company or its assets on terms favorable to the Company's stockholders.

On March 6, 1998, a restaurant in Florida was sold to an employee in exchange for the employee assuming the Company's obligations under the restaurant's lease and the payment of $50,000. At March 25, 1998, the Company was operating 15 buffet restaurants: 13 in Florida and two in the Northeast.

SUBSEQUENT EVENTS

In a letter dated April 30, 1998, Mr. Stephen J. Marrier, resigned from the Board of Directors, effective April 30, 1998.

Also, on May 11, 1998, the Company closed its restaurant in Stuart, Florida and on May 15, 1998, the restaurant in Ft. Meyers, Florida was closed. On
May 19th, the Company closed its restaurant in Moorestown, NJ, on May 29th, the restaurant in Pinellas Park, Florida closed, and on May 30th, the St. Petersburg and Port Richey, Florida restaurants closed. Also, on June 5, 1998, the restaurant in Mt. Dora closed and on June 11th Lancaster, PA was closed.
In total this fiscal year the Company has closed eight restaurants through June 11, 1998.


                            STACEY'S BUFFET, INC.

                         PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

With regard to the workers conpensation and general liability claims for which the Company is self funded, it is important to recognize that the risk of loss is borne by the Company. The Company is required to provide a letter of credit to secure these self funded programs. The insurance company requested in February 1998 that the letter of credit be increased from $250,000 to $550,000 which will require a commensurate increase in the investment collateral which the Company has been unable to provide. In a letter dated April 23, 1998, the carrier notified the Company that it was not going to renew the Company insurance coverage in its present form upon their expiration on July 1, 1998. The Company is continuing to negotiate with the carrier and others to obtain alternatives. The inability of the Company to find alternatives for these programs could have a material impact on the Company. See Note 4 to the financial statements.

The Company was subject to a lawsuit by four employees claiming sexual harassment by a manager of one of the Company's restaurants. The settlement agreement provides for the payment of $235,000 to the plaintiffs on September 7, 1998. If the paymeent is not made, the plaintiffs are entitled to proceed against the Company pursuant to a final order of the court which is not subject to the defenses that the Compnay might have had to the original claims. Any default in payment of the foregoing amount could result in an expedited judgement against the Company, upon which court-authorized collection action could be commenced.

The Company has been threatened with a lawsuit by Shoney's, Inc. ("Shoney's") claiming the Company is in violation of a prior agreement regarding the claims by Shoney's that the Company's trade dress is similar to that of Shoney's. Management believes that it will be able to resolve this issue.

In recent months, the Company has been the subject of an increasing number of collection actions by various vendors, landlords and others. See Note 4.

The Company recently terminated payments under its Severance and Noncompetition Agreement with the Marrier Group, Inc. of which Mr. Marrier, a former director and the former chief executive officer of the Company, is an employee. That agreement, which was based on the Star alliance, had provided for payment to the Marrier Group, Inc. of $1,000,000 in the form of 96 biweekly installments of $10,417. On March 31, 1998, the Company received a letter from the Marrier Group's attorneys threatening a collection action. Mr. Marrier resigned from the Board of Directors, effective April 30, 1998.


Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8K

      a)  Exhibits:
            None

      b)  Reports on Form 8K:

      The Company filed reports on Form 8K dated as follows during the quarter ended March 25, 1998.

      Current report on Form 8-K, dated March 6, 1998, relating to the appointment of Peter J. Hurley as the Company's President, CEO. and Chairman of the Board and the resignation of Garret Hunter as a director, effective March 6, 1998

      Current report on Form 8-K, dated February 17, 1998, relating to the termination of the strategic alliance with Star Buffet, Inc., the sale of three restaurants to Star Buffet, and the repayment of a loan from Star Buffet. The 8-K also reported the resignation of Robert Wheaton from the Board of Directors and as Chief Executive Officer of Stacey's Buffet, Inc. and the resignation of Theodore Abajian from Stacey's Board of Directors. The 8-K also reported that Peter J. Hurley, a member of Stacey's Board of Directors, was appointed interim Chief Executive Officer.


                            STACEY'S BUFFET, INC.


                                 SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       STACEY'S BUFFET, INC.
                                       (Registrant)


Dated: June 15, 1998                   By  /s/  Peter J. Hurley
       ------------------                       Peter J. Hurley
                                                President, CEO, and Chairman
                                                of the Board


Dated: June 15, 1998                   By  /s/  Mike Kehoe
       ------------------                       Mike Kehoe
                                                Chief Financial Officer